Form 10-Q
period 2021-09-30
Sterling Check Corp.
filed 2021-11-10
CIK 1645070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-40829

Sterling Check Corp.
(Exact name of registrant as specified in its charter)

Delaware	37-1784336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 State Street Plaza, 24 th Floor
New York, New York	10004
(Address of principal executive offices)	(Zip Code)
1 (800)
853-3228
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	STER	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The total number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of November 8, 2021 was 95,808,843.

STERLING CHECK CORP. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM
10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	5
	Sterling Check Corp. Unaudited Condensed Consolidated Balance Sheets as of December 31, 2020 and September 30, 2021	5
	Sterling Check Corp. Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2020 and 2021	6
	Sterling Check Corp. Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2020 and 2021	7
	Sterling Check Corp. Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2021	8
	Notes to the Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	53

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3.	Defaults Upon Senior Securities	55
Item 4.	Mine Safety Disclosures	55
Item 5.	Other Information	55
Item 6.	Exhibits	55

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that all forward-looking statements we make will be subject to the safe harbor protections created thereby. You can generally identify forward-looking statements by our use of forward-looking terminology such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements regarding our expectations about market trends, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance contained in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements.
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements, or could affect our share price. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	changes in economic, political and market conditions and the impact of these changes on our clients’ hiring trends;

•	the sufficiency of our cash to meet our liquidity needs;

•	the possibility of cyberattacks, security vulnerabilities and internet disruptions, including breaches of data security and privacy leaks, data loss and business interruptions;

•	our ability to comply with the extensive U.S. and foreign laws, regulations and policies applicable to our industry, and changes in such laws, regulations and policies;

•	our compliance with data privacy laws and regulations;

•	potential liability for failures to provide accurate information to our clients, which may not be covered, or may be only partially covered, by insurance;

•	the possible effects of negative publicity on our reputation and the value of our brand;

•	our failure to compete successfully;

•	our ability to keep pace with changes in technology and to provide timely enhancements to our products and services;

•	the impact of COVID-19 on global markets, economic conditions and the response by governments and third parties;

•	our ability to cost-effectively attract new clients and retain our existing clients;

•	our ability to grow our Identity-as-a-service offerings;

•	our success in new product introductions and adjacent market penetrations;

•	our ability to expand into new geographies;

•	our ability to pursue strategic mergers and acquisitions;

•	design defects, errors, failures or delays with our products and services;

•	systems failures, interruptions, delays in services, catastrophic events and resulting interruptions;

•
natural or man-made disasters including pandemics and other significant public health emergencies, outbreaks of hostilities or effects of climate change and our ability to deal effectively with damage or disruption caused by the foregoing;

•	our ability to implement our business strategies profitably;

•	our ability to retain the services of certain members of our management;

•	inadequate protection of our intellectual property;

•
our ability to implement, maintain and improve effective internal controls and remediate the material weakness described under “Risk Factors” in our final prospectus, filed with the SEC on September 24, 2021 pursuant to Rule 424(b) under the Securities Act (our “IPO Prospectus”), and elsewhere in this report;

•
our ability to comply with public company requirements in a timely and cost-effective manner, and expense strain on our resources and diversion of our management’s attention resulting from public company compliance requirements; and

•	the other risks described under “Risk Factors” in our IPO Prospectus.
Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this report are not guarantees of future performance and our actual results of operations, financial condition, and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition, and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements contained in this report, they may not be predictive of results or developments in future periods.
Any forward-looking statement that we make in this report speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this report.
Investors and others should note that we announce material financial and operational information using our investor relations website, press releases, SEC filings and public conference calls and webcasts. Information about Sterling, our business, and our results of operations may also be announced by posts on Sterling’s accounts on the following social media channels: Instagram, LinkedIn and Twitter. The information that we post through these social media channels may be deemed material. As a result, we encourage investors, the media and others interested in Sterling to monitor these social media channels in addition to following our investor relations website, press releases, SEC filings and public conference calls and webcasts. The list of social media channels we use may be updated from time to time on our investor relations website.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2020 and September 30, 2021

(in thousands, except share amounts)	December 31, 2020	September 30, 2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,633	$192,397
Accounts receivable (net of allowance for doubtful accounts of $1,861 and $2,255 as of December 31, 2020 and September 30, 2021, respectively)	80,381	119,812
Insurance receivable	750	—
Prepaid expenses	7,273	8,658
Other current assets	7,845	6,701

Total current assets	162,882	327,568
Property and equipment, net	14,130	10,414
Goodwill	831,800	830,679
Intangible assets, net	300,544	254,101
Other noncurrent assets, net	6,762	7,032

TOTAL ASSETS	$1,316,118	$1,429,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,708	$27,192
Litigation settlement obligation	750	—
Accrued expenses	35,899	52,837
Current portion of long-term debt	13,147	6,461
Other current liabilities	21,488	19,791

Total current liabilities	85,992	106,281
Long-term debt, net	602,306	599,202
Deferred income taxes	29,400	15,895
Other liabilities	15,236	7,171

Total liabilities	$732,934	$728,549

COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY:
Preferred stock ($0.01 par value; 100,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 239,600,000 shares authorized , 88,554,962 shares issued and outstanding as of December 31, 2020; 1,000,000,000 shares authorized , 95,787,780 shares issued and outstanding as of September 30, 2021)	1	68
Additional paid-in capital	770,714	911,233
Common stock held in treasury (107,820 shares as of December 31, 2020 and September 30, 2021)	(897)	(897)
Accumulated deficit	(187,691)	(208,922)
Accumulated other comprehensive income (loss)	1,057	(237)

Total stockholders’ equity	583,184	701,245

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,316,118	$1,429,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
Three and Nine Months Ended September 30, 2020 and 2021

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except share and per share data)	2020	2021	2020	2021
REVENUES	$117,602	$169,557	$325,550	$468,255
OPERATING EXPENSES:
Cost of revenues (exclusive of depreciation and amortization below)	55,112	82,638	153,458	225,798
Corporate technology and production systems	10,842	12,084	32,922	32,435
Selling, general and administrative	25,391	84,983	86,848	153,194
Depreciation and amortization	22,863	20,346	68,441	61,193
Impairments of long-lived assets	621	15	680	2,940

Total operating expenses	114,829	200,066	342,349	475,560

OPERATING INCOME (LOSS)	2,773	(30,509)	(16,799)	(7,305)

OTHER EXPENSE (INCOME):
Interest expense, net	7,817	7,668	25,110	22,841
(Gain) loss on interest rate swaps	(49)	112	9,604	199
Other income	(336)	(400)	(998)	(1,034)

Total other expense, net	7,432	7,380	33,716	22,006

LOSS BEFORE INCOME TAXES	(4,659)	(37,889)	(50,515)	(29,311)
Income tax provision (benefit)	5,727	(12,633)	718	(8,080)

NET LOSS	$(10,386)	$(25,256)	$(51,233)	$(21,231)

Unrealized gain (loss) on hedged transactions, net of tax	231	(1)	231	(323)
Foreign currency translation adjustments, net of tax	1,000	(1,565)	(955)	(971)

Total other comprehensive income (loss)	1,231	(1,566)	(724)	(1,294)

COMPREHENSIVE LOSS	$(9,155)	$(26,822)	$(51,957)	$(22,525)

Net loss per share attributable to stockholders
Basic	$(0.12)	$(0.28)	$(0.58)	$(0.24)
Diluted	$(0.12)	$(0.28)	$(0.58)	$(0.24)
Weighted average number of shares outstanding
Basic	88,332,134	89,431,022	88,325,838	88,956,388
Diluted	88,332,134	89,431,022	88,325,838	88,956,388
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three and Nine Months Ended September 30, 2020 and 2021

						Accumulated
			Additional	Common Stock		Other
	Shares	Par	Paid-in	Held in	Accumulated	Comprehensive
(in thousands, except share amounts)	Outstanding	Value	Capital	Treasury	Deficit	(Loss) Income	Total
BALANCE as of December 31, 2019	88,188,374	$1	$764,769	$(897)	$(135,398)	$(1,364)	$627,111
Common stock issued for exercise of employee-based stock options	143,760	—	1,200	—	—	—	1,200
Stock-based compensation	—	—	545	—	—	—	545
Net loss	—	—	—	—	(15,900)	—	(15,900)
Foreign currency translation adjustment	—	—	—	—	—	(3,188)	(3,188)

BALANCE as of March 31, 2020	88,332,134	$1	$766,514	$(897)	$(151,298)	$(4,552)	$609,768

Stock-based compensation	—	—	641	—	—	—	641
Net loss	—	—	—	—	(24,947)	—	(24,947)
Foreign currency translation adjustment	—	—	—	—	—	1,234	1,234

BALANCE as of June 30, 2020	88,332,134	$1	$767,155	$(897)	$(176,245)	$(3,318)	$586,696

Stock-based compensation	—	—	570	—	—	—	570
Net loss	—	—	—	—	(10,386)	—	(10,386)
Unrealized gain on hedge transactions	—	—	—	—	—	231	231
Foreign currency translation adjustment	—	—	—	—	—	1,000	1,000

BALANCE as of September 30, 2020	88,332,134	$1	$767,725	$(897)	$(186,631)	$(2,087)	$578,111

						Accumulated
			Additional	Common Stock		Other
	Shares	Par	Paid-in	Held in	Accumulated	Comprehensive
(in thousands, except share amounts)	Outstanding	Value	Capital	Treasury	Deficit	(Loss) Income	Total
BALANCE as of December 31, 2020	88,554,962	$1	$770,714	$(897)	$(187,691)	$1,057	$583,184
Issuance of common stock	271,946	—	2,427	—	—	—	2,427
Net income	—	—	—	—	628	—	628
Unrealized loss on hedged transactions	—	—	—	—	—	(134)	(134)
Foreign currency translation adjustment	—	—	—	—	—	372	372

BALANCE as of March 31, 2021	88,826,908	$1	$773,141	$(897)	$(187,063)	$1,295	$586,477

Stock-based compensation	—	—	765	—	—	—	765
Net income	—	—	—	—	3,397	—	3,397
Unrealized loss on hedged transactions	—	—	—	—	—	(188)	(188)
Foreign currency translation adjustment	—	—	—	—	—	222	222

BALANCE as of June 30, 2021	88,826,908	$1	$773,906	$(897)	$(183,666)	$1,329	$590,673

Common stock issued for exercise of employee-based stock options	6,093	—	56	—	—	—	56
Issuance of common stock in connection with IPO , net of offering costs, underwriting discounts and commissions	4,760,000	48	94,475	—	—	—	94,523
Issuance of common stock in connection with forgiveness of promissory notes	370,182	—	8,409	—	—	—	8,409
Capital contribution from Stockholder	—	—	15,576	—	—	—	15,576
Issuance of restricted shares	1,824,597	19	(19)	—	—	—	—
Stock-based compensation	—	—	18,830	—	—	—	18,830
Net loss	—	—	—	—	(25,256)	—	(25,256)
Unrealized loss on hedged transactions	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	—	(1,565)	(1,565)

BALANCE as of September 30, 2021	95,787,780	$68	$911,233	$(897)	$(208,922)	$(237)	$701,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2020 and 2021

	Nine Months Ended September 30,
(in thousands)	2020	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(51,233)	$(21,231)
Adjustments to reconcile net loss to net cash provided by operations
Depreciation and amortization	68,441	61,193
Deferred income taxes	(4,117)	(13,349)
Stock-based compensation	1,756	27,236
Impairments of long-lived assets	680	2,940
Provision for bad debts	623	604
Amortization of financing fees	373	362
Amortization of debt discount	1,767	1,741
Deferred rent	(76)	(1,334)
Unrealized translation gain on investment in foreign subsidiaries	(514)	(100)
Changes in fair value of derivatives	7,406	(5,024)
Excess payment on contingent consideration for acquisition	—	(1,159)
Changes in operating assets and liabilities
Accounts receivable	552	(40,383)
Insurance receivable	—	750
Prepaid expenses	(2,802)	(1,421)
Other assets	2,380	1,464
Accounts payable	563	12,116
Litigation settlement obligation	—	(750)
Accrued expenses	(7,995)	15,609
Other liabilities	8,049	(338)

Net cash provided by operating activities	25,853	38,926

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,835)	(2,619)
Purchases of intangible assets and capitalized software	(11,250)	(11,987)
Proceeds from disposition of property and equipment	236	7

Net cash used in investing activities	(12,849)	(14,599)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	1,200	2,483
Proceeds from issuance of common stock in IPO net of underwriting discounts and commissions	—	102,638
Payments of IPO issuance costs	—	(6,120)
Capital contribution from certain stockholders	—	15,576
Payments of long-term debt	(4,846)	(11,531)
Repayments of revolving credit facility	(83,800)	—
Borrowings on revolving credit facility	83,800	—
Payment of contingent consideration for acquisition	—	(738)
Payments on equipment capital lease obligations	(5)	(8)

Net cash (used in) provided by financing activities	(3,651)	102,300

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,194)	(863)

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,159	125,764
CASH AND CASH EQUIVALENTS
Beginning of period	50,299	66,633

Cash and cash equivalents at end of period	$57,458	$192,397

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for
Interest, net of capitalized amounts of $300 and $220 for the nine months ended September 30, 2020 and 2021, respectively	$20,502	$21,494
Income taxes	3,702	4,663
Offering costs included in accounts payable and accrued liabilities	—	1,996
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STERLING CHECK CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business
Sterling Check Corp. (the “Company”), a Delaware corporation headquartered in New York City, New York, is a leading global provider of technology-enabled background and identity verification services. The Company provides the foundation of trust and safety its clients need to create effective environments for their most essential resource—people. The Company offers a comprehensive hiring and risk management solution that begins with identity verification, followed by criminal background screening, credential verification, drug and health screening, employee onboarding document processing and ongoing risk monitoring.
On August 23, 2021, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware to change the name of the Company from “Sterling Ultimate Parent Corp.” to “Sterling Check Corp.” The name change amendment was approved by the Company’s Board of Directors (“Board of Directors”) at a meeting held on August 4, 2021 and became effective on August 23, 2021.
The Company’s final prospectus related to the initial public offering (“IPO”) of its common stock, $0.01 par value per share (“common stock”) was filed with the Securities and Exchange Commission (“SEC”) on September 24, 2021 pursuant to Rule 424(b) under the Securities Act (our “IPO Prospectus”) and the common stock began trading on the Nasdaq Global Select Market on September 23, 2021. On September 27, 2021, the Company completed its IPO of an aggregate of 16,427,750 shares of common stock at a public offering price of $23.00 per share, pursuant to the IPO Prospectus. The Company sold 4,760,000 shares and certain existing stockholders sold an aggregate of 11,667,750 shares, including 2,142,750 shares that were sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company received aggregate net proceeds of $94.5 million after deducting underwriting discounts and commissions of $6.8 million and other offering expenses of $8.1 million, of which $2.0 million was unpaid as of
September 30, 2021.
As of September 30, 2021, the Company is 63.8% owned by an investment group consisting of entities advised by or affiliated with The Goldman Sachs Group, Inc. (“Goldman Sachs”)

and Caisse de dépôt et placement du Québec
(“CDPQ”). CDPQ owns its equity interest in the Company indirectly through a limited partnership controlled by Goldman Sachs.

2.	Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with US GAAP applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2020 and notes thereto included in the IPO Prospectus
.
On September 10, 2021, the Board of Directors authorized a stock split and the Company filed an amendment to its certificate of incorporation to effectuate a
1,198-for-1
split of its outstanding common stock. The stock split was effectuated such that (i) each then outstanding share of common stock was increased to 1,198 shares; (ii) the number of shares of common stock into which then-outstanding options to purchase common stock is exercisable was proportionately increased; and (iii) the exercise price of each then-outstanding option to purchase common stock was proportionately reduced. The accompanying unaudited condensed consolidated financial statements give retroactive effect as though the
1,198-for-1
stock split of the Company’s common stock occurred for all periods presented.

Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and judgements that can affect the reported amount of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Some of the significant estimates include the impairment of long-lived assets, goodwill impairment, the determination of the fair value of acquired assets and liabilities, collectability of receivables, the valuation of stock-based awards and stock-based compensation and sales and income tax liabilities. The Company also applies an estimated useful life of three years to internally developed software assets. This is based on the historical observed pace of change in the Company’s delivery, technology, and product offerings as well as market competition. The Company believes that the estimates used in the preparation of these unaudited condensed consolidated financial statements are reasonable; however, actual results could differ materially from these estimates.
Segment Information
The Company has one operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.
Cash and Cash Equivalents
Cash and cash equivalents of $66.6 million and $192.4 million as of December 31, 2020 and September 30, 2021, respectively, include money market instruments with maturities of three months or less. The Company maintained cash outside the United States (the “U.S.”) as of December 31, 2020 of $29.4
million with the largest deposits being held in India and Canada, with balances of
$10.3 million and $7.0 million, respectively. Cash outside the U.S. was approximately $42.8 million as of September 30, 2021, with the largest deposits being held in India and Canada, with balances of
$12.8 million and $14.1 million, respectively.
Deferred transaction costs
The Company capitalized certain legal, professional, accounting and other third-party fees directly related to the IPO as deferred transaction costs until the IPO was completed. Upon completion of the IPO, these costs were recorded as a reduction to additional paid-in capital generated from the offering within stockholders’ equity.
Foreign Currency
Assets and liabilities of operations having
non-USD
functional currencies are translated at
period-end
exchange rates, and income statement accounts are translated at weighted average exchange rates for the period. Gains or losses resulting from translating foreign currency financial statements, net of any related tax effects, are reflected in Accumulated other comprehensive income (loss), a separate component of stockholders’ equity on the balance sheet. Gains or losses resulting from foreign currency transactions incurred in currencies other than the local functional currency are included in Other income in the statements of operations and comprehensive loss. The cumulative translation adjustment resulted in a gain of $0.1 million and a loss of $0.9 million as of December 31, 2020 and September 30, 2021, respectively.
Revenue Recognition
Revenue is recognized in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) when a performance obligation has been satisfied by transferring a promised good or service to a customer and the customer obtains control of the good or service. To recognize revenue, two parties must have an agreement that creates enforceable rights and obligations, the performance obligations must be identifiable and the transaction price must
be determinable. The agreement must also have commercial substance and collection must be probable.

The Company contracts with customers to provide technology-enabled background and identity verification services. The Company offers a comprehensive hiring and risk management solution that begins with identity verification, followed by criminal background screening, credential verification, drug and health screening, employee onboarding document processing and ongoing risk monitoring. Results from services are provided through a screening report and the customer takes control of the product when the report is completed. Accordingly, revenue is generally recognized at the point in time when the customer receives and can use the report. Background and identity verification services comprised a substantial portion of the total revenues for the three and nine months ended September 30, 2020 and 2021. As such, significant changes in background and identity verification services could affect the nature, amount, timing, and uncertainty of revenue and related cash flows. Payment for background and identity verification services generally occurs once the reports have been received by the customer. The Company records third-party pass-through fees incurred as part of screening related products on a gross revenue basis, with the related expense recorded as third-party cost of revenue, as the Company has control over the transaction and is therefore considered to be acting as a principal.
The Company’s contracts generally do not include any obligations for returns, refunds, or similar obligations, nor does the Company have a practice of granting significant concessions. Payment terms and conditions vary by contract and customer, although terms generally include a requirement of payment within 30 to 60 days of the invoice date. Any advanced payments received from customers are initially deferred and subsequently recognized as revenue as the related performance obligations are satisfied. There is typically no variable consideration related to the Company’s contracts, nor do they include a significant financing component, non-cash
consideration or consideration payable to a customer.
For revenue arrangements containing multiple products or

services, the Company accounts for the individual products or services as separate performance obligations if they are distinct, the product or service is separately identifiable from other terms in the contract and if a customer can benefit from it on its own or with other resources that are readily available to the customer. If these criteria are not met, the promised products or services are accounted for as a combined performance obligation. The Company allocates the contract price to each performance obligation based on the standalone selling prices of each distinct product or service in the contract.
Sales taxes collected from customers are remitted to governmental authorities and are therefore excluded from revenues in the statements of operations and comprehensive loss.
Corporate Technology and Production Systems Expense
Corporate technology and production systems expense includes costs related to maintaining the Company’s corporate information technology infrastructure and non-capitalizable
costs to develop and maintain its production systems.
The following table sets forth expenses included in each category of this line item:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands)	2020	2021	2020	2021
Corporate information technology	$4,696	$6,122	$14,902	$15,611

Development of platform and product initiatives	4,150	3,906	12,170	11,242
Production support and maintenance	1,996	2,056	5,850	5,582

Total production systems	6,146	5,962	18,020	16,824

Corporate technology and production systems	$10,842	$12,084	$32,922	$32,435

Corporate information technology expenses consist of personnel costs supporting internal operations such as information technology support and the maintenance of information security and business continuity functions. Also included are third-party costs including cloud computing costs that support the Company’s corporate internal systems, software licensing and maintenance, telecommunications and other technology infrastructure costs
.

Production systems costs consist of
non-capitalizable
personnel costs including contractor costs incurred for the development of platform and product initiatives and production support and maintenance. Platform and product initiatives facilitate the development of the Company’s technology platform and the launch of new screening products. Production support and maintenance includes costs to support and maintain the technology underlying the Company’s existing screening products and to enhance the ease of use of the Company’s cloud applications. Certain personnel costs related to new products and features are capitalized and amortized to depreciation and amortization.
Corporate technology and production systems expenses also include non-capitalizable
production system and corporate information technology expenses related to Project Ignite, a three-phase strategic investment initiative. Phase one of Project Ignite modernized client and candidate experiences and is complete. Phase two of Project Ignite focused on decommissioning the Company’s on-premises
data centers and migrating the Company’s production systems and corporate information technological infrastructure to a managed service provider in the cloud. As of June 30, 2021, the Company completed phase two related to the migration of its production and fulfillment systems to the cloud, and as a result, 95% of revenue was processed through platforms hosted in the cloud. The Company will continue to incur expenses related to phase two to complete the decommissioning of on-premises
data centers for internal corporate technology infrastructure and migration to the cloud. This is expected to be completed by June 30, 2022. Phase three of Project Ignite is decommissioning of the platforms purchased over the prior ten years and the migration of the clients to one global platform. This third and final phase, which the Company expects to complete in 2022, will unify clients onto a single global platform. The future costs related to completing these initiatives will be included in corporate technology and production systems expense.

3.	Recent Accounting Standards Updates
The Company qualifies as an emerging growth company under the Jumpstart Our Business Startups Act (the “JOBS Act”). The JOBS Act permits extended transition periods for complying with new or revised accounting standards affecting public companies. The Company has elected to use the extended transition periods and is adopting new or revised accounting standards on the FASB‘s non-public
company timeline. As such, the Company’s financial statements may not be comparable to financial statements of public entities that comply with new or revised accounting standards on a non-delayed
basis.
Accounting Pronouncements Adopted
In August 2017, the FASB issued Accounting Standards Update (“ASU”)
No. 2017-12,
“Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU
No. 2017-12”),
which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. ASU
No. 2017-12
was effective for
non-public
enterprises for annual periods after December 15, 2020, with early adoption permitted. The Company adopted this updated guidance effective January 1, 2021 and it did not have a material impact on the financial statements of the Company.
In August 2018, the FASB issued ASU
No. 2018-15,
“Intangibles-Goodwill and
Other-Internal-Use
Software (Topic
350-40)”
(“ASU
No. 2018-15”)
to help evaluate the accounting for costs of implementation activities incurred in a cloud computing arrangement that is a services contract. ASU
No. 2018-15
aligns the requirement for deferring implementation costs incurred in a cloud computing arrangement that is a services contract with those incurred to develop or obtain internal-use
software. ASU
No. 2018-15
was effective for
non-public
enterprises for annual periods after December 15, 2020, with early adoption permitted. The Company adopted this updated guidance effective January 1, 2021 and it did not have a material impact on the financial statements of the Company.

Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No.
2016-02, “Leases”
(“ASC 842”), on the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset
and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a manner similar to the accounting under existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840, Leases. The guidance is effective for the Company for annual periods beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022. The Company is currently evaluating the impact of the adoption of the new standard on its financial statements but has not yet determined what the effects of adopting this updated guidance will be. The Company plans to adopt this updated guidance for the annual period ending December 31, 2022 and anticipates that it will recognize a right of use asset and lease liability on the adoption date. The Company plans to apply practical expedients provided in the standards update that allow the Company, among other things, not to reassess contracts that commenced prior to the adoption. The Company also anticipates electing a policy not to recognize right of use assets and lease liabilities related to short-term and immaterial leases.
In June 2016, the FASB issued ASU No.
2016-13, “Financial
Instruments –

Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU No.
2016-13”)
.
 ASU No.
2016-13 requires
an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU No.
2016-13 also
requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt
securities. As per the latest ASU
No. 2020-02,
“Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842),” the FASB deferred the timelines for certain small public and private entities. The new guidance will be adopted by the Company for the annual reporting period beginning January 1, 2023, including interim periods within that annual reporting period. The standard will apply as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is in the process of evaluating the impact of the adoption of ASU No.
2016-13 on
the Company’s financial statements and related disclosures.
In March 2020 and January 2021, the FASB issued ASU
No. 2020-04,
“Reference Rate Reform (Topic 848)” (“ASU
No. 2020-04”)
and ASU
No. 2021-01,
“Reference Rate Reform (Topic 848): Scope” (“ASU
No. 2021-01”),
respectively. These ASUs address concerns about the risk of cessation of the London Interbank Offered Rate (“LIBOR”) and the identification of alternative reference rates. The amendments in ASU
No. 2020-04
and ASU
No. 2021-01
provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The amendments in ASU
No. 2020-04
and ASU
No. 2021-01
are elective. The Company is evaluating the impact that adoption of any of the amendments within these ASUs will have on its financial statements ahead of the expected cessation of the one week and two-month
LIBOR rates in December 2021.

4.	Property and Equipment, net

(in thousands)	December 31, 2020	September 30, 2021
Furniture and fixtures	$3,925	$3,214
Computers and equipment	34,895	36,835
Leasehold improvements	10,928	7,762

	49,748	47,811
Less: Accumulated depreciation	(35,618)	(37,397)

Total property and equipment, net	$14,130	$10,414

During the three months ended September 30, 2020 and 2021, depreciation expense on property and equipment was $1.7 million and $1.1 million, respectively. During the nine months ended September 30, 2020 and 2021, depreciation expense on property and equipment was $5.5 million and $3.5 million, respectively. Write down of abandoned property and equipment no longer in use was $0.6 million for the three months ended September 30, 2020. Write down of abandoned property and equipment no longer in use was $0.6 million and $2.8 million for the nine months ended September 30, 2020 and 2021, respectively.

5.	Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2021 were as follows:

(in thousands)
Goodwill as of December 31, 2020	$831,800
Foreign currency translation adjustment	(1,121)

Goodwill as of September 30, 2021	$830,679

Intangible Assets
Intangible assets, net consisted of the following for the periods presented:

		December 31, 2020			September 30, 2021
(dollars in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer lists	7 - 17 years	$451,853	$(269,989)	$181,864	$450,979	$(295,584)	$155,395
Trademarks	4 - 16 years	75,562	(26,855)	48,707	75,302	(30,408)	44,894
Technology	3 - 7 years	215,686	(155,309)	60,377	227,147	(182,177)	44,970
Domain names	3 - 15 years	10,118	(3,333)	6,785	10,118	(3,840)	6,278
Favorable leases	4 - 14 years	4,940	(2,129)	2,811	4,940	(2,376)	2,564

		$758,159	$(457,615)	$300,544	$768,486	$(514,385)	$254,101

Included within technology is $34.9 million and $32.2 million of internal-use
software, net of accumulated amortization, as of December 31, 2020 and September 30, 2021, respectively. As of September 30, 2021, $6.4 million of technology assets have not yet been put in service.
The Company capitalized $11.3 million of costs to develop
internal-use
software included in technology during the nine months ended September 30, 2020 (consisting of internal costs of $8.1 million and external costs of $3.2 million) and $12.0 million during the nine months ended September 30, 2021 (consisting of internal costs of $9.3 million and external costs of $2.7 million).
For each of the nine months ended September 30, 2020 and 2021, the Company recorded a write-down related to the impairment of capitalized software in the amount of
$0.1 million.
Amortization expense was $21.2 million and $19.2 million for the three months ended September 30, 2020 and
2021
, respectively, and $62.9 million and $57.7 million for the nine months ended September 30, 2020 and 2021, respectively. Except for the customer lists, which are amortized utilizing an accelerated method, all other intangible assets are amortized on a straight-line basis, which approximates the pattern in which the related economic benefits are consumed. The following is a schedule of estimated future
amortization
expense
as of
September 30, 2021:

(in thousands)
Year Ending December 31,
2021	$19,608
2022	58,541
2023	39,884
2024	31,176
2025	24,711
Thereafter	80,181

$254,101

6.	Accrued Expenses
Accrued expenses on the unaudited condensed consolidated balance sheets as of December 31, 2020 and September 30, 2021, consisted of the following:

	December 31,	September 30,
(in thousands)	2020	2021
Accrued compensation	$15,959	$25,190
Accrued cost of revenues	10,834	10,341
Accrued interest	11	4,844
Accrued IPO offering expenses	—	1,424
Other accrued expenses	9,095	11,038

Total accrued expenses	$35,899	$52,837

7.	Debt
The table below sets forth the Company’s long-term debt as presented in the unaudited condensed consolidated balance sheets for the periods presented:

(in thousands)	December 31, 2020	September 30, 2021
Current portion of long-term debt
First lien term loan	$13,147	$6,461

Long-term debt
First lien term loan, due June 19, 2024 (4.68% and 4.50% for the nine months ended September 30, 2020 and 2021, respectively )	610,340	605,494
Unamortized discount and debt issuance costs on first lien term loan	(8,034)	(6,292)

Total long-term debt, net	$602,306	$599,202

First Lien Term Loan
The First Lien Credit Agreement, as amended (the “Credit Agreement”) provided for aggregate principal borrowings of $740.0 million, comprised of a $655.0 million term loan (the “First Lien Term Loan”) and an $85.0 million revolving credit facility (the “Revolver”). On August 11, 2021, the Company entered into the Sixth Amendment to the First Lien Credit Agreement (the “Sixth Amendment”). Pursuant to the Sixth Amendment, the aggregate amount of borrowings permitted by the Revolver automatically increased from $85.0 million to $140.0 million upon the consummation of the IPO and thus, the aggregate principal borrowings allowed under the Credit Agreement increased to $795.0 million.
Amounts outstanding under the First Lien Term Loan bear interest using either of the following two options which are chosen quarterly in advance at the election of the borrower: (1) an applicable rate of 2.5% plus the greater of (a) the prime rate or (b) the federal funds rate plus
1
/
2
 of 1% or (c) the
one-month
London Interbank Offered Rate (“LIBOR”) plus 1%, or (d) a 2% floor; (2) an applicable rate of 3.5% plus one-month
LIBOR which is subject to a 1% floor. The Company chooses the method of interest for a period of either one month, two months, three months or six months. Interest is payable on the last business day of the period selected except for the six-month
period, where it is payable on the last day of the third and sixth month.
The First Lien Term Loan requires a $1.6 million repayment of principal on the last business day of each March, June, September and December. Per the Credit Agreement, the Company must make a mandatory principal prepayment to the extent the Company has excess cash flow, as defined by the agreement, in any completed fiscal year. For the year ended December 31, 2020, the mandatory principal prepayment was $6.7 million and was paid in April 2021. On November 1, 2021, the Company utilized proceeds from the IPO and cash on hand to repay
$100.0 million of outstanding borrowings under the First Lien Term Loan. See Note 18, “Subsequent Events” for additional information. All outstanding principal is due at maturity on June 19, 2024.

Outstanding borrowings under the Credit Agreement are collateralized by a first-priority security interest in substantially all of the equity interests of the Company.
The estimated fair value of the Company’s First Lien Term Loan was $609.5 million and $612.0 million as of December 31, 2020 and September 30, 2021, respectively. These fair values were determined based on quoted prices in markets with similar instruments that are less active (Level 2 inputs as defined below) as an observable price of the First Lien Term Loan or similar liabilities is not readily available.
Revolving Credit Facility
Pursuant to the Sixth Amendment, the aggregate amount of borrowings permitted by the Revolver automatically increased from $85.0 million to $140.0 million upon the consummation of the IPO on September 23, 2021.
Amounts outstanding under the Revolver bear interest at a tiered floating interest rate based on the net leverage ratio of the borrower. The rate may be chosen monthly in advance at the election of the borrower, as follows: (1) an applicable rate of 2.5% plus the greater of (a) the prime rate (b) the federal funds rate plus
1
⁄
2
of 1% (c) the
one-month
LIBOR plus 1% or (d) a 2% floor or (2) an applicable rate of 3.5% plus one-month
LIBOR. In addition, there is a quarterly fee of 0.50% or 0.375% on the unused portion of the commitments based on the first lien net leverage ratio. Unused and therefore available borrowings under the Revolver, net Letters of Credit (as defined below), were $84.0 million and $139.3 million as of December 31, 2020 and September 30, 2021, respectively. The Revolver matures on the earlier of August 11, 2026
and
December 31, 2023 unless, on or prior to December 31, 2023, the First Lien Term Loan has been refinanced with a final maturity date that is no earlier than February 11, 2027 or amended, modified or waived, such that the final maturity date of the First Lien Term Loan is no earlier than February 11, 2027.
Letters of Credit
For the nine months ended September 30, 2020 and 2021, $1.0 million and $0.7 million, respectively, of stand-by
letters of credit (“Letters of Credit”) were issued under the Revolver to support two office space leases. The Revolver has a sublimit for Letters of Credit equal to the lesser of $20.0 million or the aggregate amount of the revolving credit commitments under the Revolver. As of September 30, 2020 and 2021, the Revolver provided additional capacity for Letters of Credit of $19.0 million and $19.3 million, respectively.
The Company’s Credit Agreement contains financial covenants and covenants that, among other things, restrict the Company’s ability to: incur certain additional indebtedness; transfer money between its various subsidiaries; pay dividends on, repurchase or make distributions with respect to its subsidiaries’ capital stock or make other restricted payments; issue stock of subsidiaries; make certain investments, loans or advances; transfer and sell certain assets; create or permit liens on assets; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into certain transactions with its affiliates; and amend certain documents. The financial covenants also require that the Company remains within a specified leverage ratio of 6.75:1.00 once it draws down on 35% or more of the Revolver. The Company was in compliance with all financial covenants under the Credit Agreement as of September 30, 2021.
Obligations under the Company’s Credit Agreement are collateralized by a first lien on substantially all of the assets and outstanding capital stock of the Company subject to exceptions. The Company’s Credit Agreement also contains various events of default with respect to the indebtedness, including, without limitation, the failure to pay interest or principal when the same is due, cross default and cross acceleration provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.

8.	Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. An asset or liability’s level in the hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three levels of inputs used to measure fair value are as follows:

Level 1	Quoted prices in active markets for identical assets and liabilities.

Level 2
Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flows methodologies and similar techniques that use significant unobservable inputs.

The Company considers the recorded value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses to approximate the fair value of the respective assets and liabilities as of December 31, 2020 and September 30, 2021 based upon the short-term nature of such assets and liabilities (Level 1). See Note 7, “Debt” for discussion of the fair value of the Company’s debt.
Interest rate swaps and foreign currency forward contracts are measured at fair value on a recurring basis in the Company’s financial statements and are considered Level 2 financial instruments. Interest rate swaps are measured based on quoted prices for similar financial instruments and other observable inputs recognized. The currency forward agreements are typically cash settled in U.S. dollars for their fair value at or close to their settlement date.
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of December 31, 2020:

(in thousands)	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts	-	$648	-
Liabilities
Interest rate swaps	-	$11,524	-
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of September 30, 2021:

(in thousands)	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts	—	$229	—
Liabilities
Interest rate swaps	—	$6,500	—
During the three and nine months ended September 30, 2020 and 2021, we did not re-measure
any financial assets or liabilities at fair value on a nonrecurring basis.

9.	Derivative Instruments and Hedging Activities
Cash Flow Hedges of Foreign Exchange Risk
The Company is exposed to fluctuations in various foreign currencies against its functional currency, the USD. Specifically, the Company is exposed to, and hedges, third-party expenses denominated in Indian Rupees (INR). These transactions expose the Company to exchange rate fluctuations between USD and INR and the Company uses foreign currency forward agreements to manage its exposure to fluctuations in the
USD-INR
exchange rate. This involves fixing the
USD-INR
exchange rate for delivery of a specified amount of INR on a specified date. The currency forward agreements are cash settled in USD for their fair value at or close to their settlement date.

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk for accounting purposes, the gain or loss on the derivative is recorded in Accumulated other comprehensive income. The earnings recognition of excluded components is presented in the same income statement line item as the earnings effect of the hedged transaction. All contracts have maturities of less than 12 months.
As of September 30, 2021, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Currency forward agreements	3	4.2 million USD	331.0 million INR
Non-designated
Derivatives
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements and/or the Company has not elected to apply hedge accounting.
To reduce exposure to variability in expected future cash outflows on variable rate debt attributable to the changes in LIBOR, the Company has entered into interest rate swaps to economically offset a portion of this risk.
Additionally, the Company electively
de-designates
currency forward agreements previously designated as cash flow hedges prior to their maturity due to administrative constraints.
Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.
As of September 30, 2021, the Company had the following outstanding derivative that was not designated as a hedge in qualifying hedging relationships:

Product	Number of Instruments	Effective Date	Maturity Date	Notional
Interest Rate Swap	1	June 30, 2021	June 30, 2022	$308.0 million USD
All financial derivative instruments are carried at their fair value on the balance sheet. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of December 31, 2020 and September 30, 2021.

	Asset Derivatives
	As of December 31, 2020		As of September 30, 2021
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$648	Other current assets	$229

Total foreign exchange contracts		$648		$229

	Liability Derivatives
(in thousands)	As of December 31, 2020		As of September 30, 2021
Derivatives not designated as hedging instruments:
Interest rate swaps	Other current liabilities	$7,302	Other current liabilities	$6,500
Interest rate swaps	Other liabilities	4,222	Other liabilities	—

Total interest rate swaps		$11,524		$6,500

The tables below present the effect of cash flow hedge accounting on

Accumulated Other Comprehensive Income for the three and nine months ended September 30, 2020 and 2021.

	Three Months Ended September 30,			Three Months Ended September 30,
(in thousands)	2020	2021		2020	2021

Derivatives in Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Included Component)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Included Component)
			Cost of revenues	$12	$35
Foreign exchange contracts	$423	$41	Selling general and administrative	14	24

Total	$423	$41		$26	$59

	Nine Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2021		2020	2021

Derivatives in Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Included Component)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Included Component)
			Cost of revenues	$12	$139
Foreign exchange contracts	$423	$(143)	Selling general and administrative	14	101

Total	$423	$(143)		$26	$240

	Three Months Ended September 30,			Three Months Ended September 30,
(in thousands)	2020	2021		2020	2021

Derivatives in Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Excluded Component)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Excluded Component)
			Cost of revenues	$75	$30
Foreign exchange contracts	$11	$69	Selling general and administrative	102	22

Total	$11	$69		$177	$52

	Nine Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2021		2020	2021

Derivatives in Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Excluded Component)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Excluded Component)
			Cost of revenues	$75	$120
Foreign exchange contracts	$11	$319	Selling general and administrative	102	139

Total	$11	$319		$177	$259

The tables below present the effect of the Company’s financial derivative instruments on the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2021.

	Three Months Ended September 30,
	2020		2021
(in thousands)	Selling General, and Administrative	Cost of Revenues	Selling General, and Administrative	Cost of Revenues
Total amounts of income and expense line items in which the effects of fair value or cash flow hedges are recorded	$25,391	$55,112	$84,983	$82,638
Gain or (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	14	12	24	35
Amount excluded from effectiveness testing recognized in earnings	93	83	22	30

	Nine Months Ended September 30,
	2020		2021
(in thousands)	Selling General, and Administrative	Cost of Revenues	Selling General, and Administrative	Cost of Revenues
Total amounts of income and expense line items in which the effects of fair value or cash flow hedges are recorded	$86,848	$153,458	$153,194	$225,798
Gain or (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	14	12	101	139
Amount excluded from effectiveness testing recognized in earnings	93	83	139	120

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2021.

		Three Months Ended September 30,
(in thousands)		2020	2021

Derivatives Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized in Income on Derivative	Amount of (Gain) or Loss Recognized in Income on Derivative
Interest rate swaps	(Gain) loss on interest rate swaps	$(49)	$112
Foreign exchange contracts	Selling general and administrative	(9)	—
Foreign exchange contracts	Cost of revenues	(8)	1

Total		$(66)	$113

		Nine Months Ended September 30,
(in thousands)		2020	2021

Derivatives Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized in Income on Derivative	Amount of (Gain) or Loss Recognized in Income on Derivative
Interest rate swaps	(Gain) loss on interest rate swaps	$9,604	$199
Foreign exchange contracts	Selling general and administrative	(9)	(20)
Foreign exchange contracts	Cost of revenues	(8)	(28)

Total		$9,587	$151

10.	Income Taxes
The computation of the provision for or benefit from income taxes for interim periods is determined by applying the estimated annual effective tax rate to year-to-date
 loss before tax and adjusting for discrete tax items recorded in the period, if any.
The Company recorded a tax provision of $5.7 million and a tax benefit of $12.6 million for the three months ended September 30, 2020 and 2021, respectively, which resulted in an effective tax rate of (122.9)% and 33.3%, respectively. The Company recorded a tax provision of $0.7 million and a tax benefit of $8.1 million for the nine months ended September 30, 2020 and 2021, respectively, which resulted in an effective tax rate of (1.4)% and 27.6%, respectively.
For the three and nine months ended September 30, 2020 and 2021, the effective rate differs from the statutory rate mainly due to a jurisdictional mix of earnings and permanent items.

11.	Commitments and Contingencies
NCC Acquisition
In conjunction with the 2018 acquisition of National Crime Check Pty Ltd. (“NCC”), the purchase agreement contained an earn-out
provision whereby if NCC exceeded defined revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets for the fiscal years 2019 through 2021, the Company would pay the former shareholder of NCC an aggregate amount not to exceed approximately $9.1 million over three installments after the completion of each respective period. For fiscal year 2021, $1.0 million was earned and was paid to the former shareholder in September 2021. No further earn-out
amounts are payable under the purchase agreement.
Executive compensation payment
Pursuant to an agreement between a stockholder, founder and former chief executive officer, together with trusts for the benefit of his children, (the “Trusts”), and another stockholder and former executive of the Company, proceeds from the sale of certain shares in the IPO by the Trusts were paid to such former executive in full settlement of obligations between them in accordance with a prior agreement entered into in 2015 in connection with the acquisition of the Company by Goldman Sachs and CDPQ. This resulted in a one-time

$
15.6
million deemed
non-cash
compensation expense to the Company, which was recognized within Selling, general and administrative in the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2021. The withholding and payroll taxes paid by the Company that were associated with this payment between the stockholders were funded entirely by the Trusts and there was no cash impact to the Company from this arrangement. The cash paid out to the former executive was recorded within cash flows from operating activities with the equal amount received from the stockholder recorded within cash flows from financing, within the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2021.

12.	Equity
On September 10, 2021, the Company’s Board of Directors authorized a stock split and the Company filed an amendment to the Amended and Restated Certificate of Incorporation, to effectuate a
1,198-for-1
split of its outstanding common stock. The stock split was effectuated such that (i) each outstanding share of common stock was increased to 1,198 shares; (ii) the number of shares of common stock into which then-outstanding options to purchase common stock is exercisable was proportionately increased; and (iii) the exercise price of each then-outstanding option to purchase common stock was proportionately reduced. No fractional share amounts resulted from the split. The accompanying unaudited condensed consolidated financial statements give retroactive effect as though the
1,198-for-1
stock split of the Company’s common stock occurred for all periods presented. Under the Amended and Restated Certificate of Incorporation, a total of 1,100,000,000 shares of all classes of stock are authorized, divided as follows:

(i)	1,000,000,000 shares of common stock, par value $0.01 per share; and

(ii)	100,000,000 shares of undesignated preferred stock, par value $0.01 per share (“preferred stock”).
The Board of Directors is authorized, to the fullest extent permitted by law, by resolution or resolutions, to provide, out of the unissued shares of preferred stock, for one or more series of preferred stock and, with respect to each such series, to fix, without further stockholder approval, the designation of such series, the powers (including voting powers), preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions thereof, of such series of preferred stock and the number of shares of such series, which number the Board of Directors may, except where otherwise provided in the designation of such series, increase (but not above the total number of authorized shares of preferred stock) or decrease (but not below the number of shares of such series then outstanding). The powers, preferences and relative, participating, optional and other special rights of, and the qualifications, limitations or restrictions thereof, of each series of preferred stock, if any, may differ from those of any and all other series at any time outstanding.
Each holder of record of common stock, as such, shall have one vote for each share of common stock that is outstanding in his, her or its name on the books of the Company on all matters on which holders of common stock are entitled to vote generally; provided, however, to the fullest extent permitted by law, holders of Common Stock, as such, shall have no voting power with respect to, and shall not be entitled to vote on, any amendment to the Amended and Restated Certificate of Incorporation (including any certificate of designations relating to any series of preferred stock) that relates solely to the terms of one or more outstanding series of preferred stock if the holders of such affected series of preferred stock are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to applicable law or the Amended and Restated Certificate of Incorporation (including any certificate of designations relating to any series of preferred stock). To the extent permitted by law, holders of common stock shall have no voting power and shall not be entitled to vote on the initial adoption of any certificate of designations that establishes or authorizes the issuance of any series of preferred stock. An election of directors by the Company’s stockholders shall be determined by a plurality of the votes cast by the stockholders present in person or represented by proxy at the meeting and entitled to vote on the election. There will be no cumulative voting in the election of directors, which means that holders of a majority of the outstanding shares of common stock will be able to elect all of the directors. Holders of common stock are entitled to be paid ratably any dividends as may be declared by the Board of Directors (in its sole discretion), subject to any preferential dividend rights of outstanding preferred stock (if any).

Except as otherwise required by applicable law or in the Company’s Amended and Restated Certificate of Incorporation, the holders of common stock shall vote together as a single class (or, if the holders of one or more series of preferred stock are entitled to vote together with the holders of common stock, together as single class with the holders of such other series of preferred stock) on all matters submitted to a vote of stockholders generally.
Except as otherwise required by applicable law, holders of any series of preferred stock shall be entitled to only such voting rights, if any, as shall expressly be granted thereto by the Amended and Restated Certificate of Incorporation (including any certificate of designations relating to such series of preferred stock).
Subject to applicable law and the rights, if any, of the holders of any outstanding series of preferred stock or any class or series of stock having a preference over or the right to participate with the common stock with respect to the payment of dividends, dividends may be declared and paid ratably on the common stock out of the assets of the Company that are legally available for this purpose at such times and in such amounts as the Board of Directors in its discretion shall determine.
Upon the dissolution, liquidation or winding up of the Company,

after payment or provision for payment of the debts and other liabilities of the Company and subject to the rights, if any, of the holders of any outstanding series of preferred stock or any class or series of stock having a preference over or the right to participate with the common stock with respect to the distribution of assets of the Company upon such dissolution, liquidation or winding up of the Company, the holders of common stock shall be entitled to receive the remaining assets of the Company available for distribution to its stockholders ratably in proportion to the number of shares held by them.
The number of authorized shares of common stock or preferred stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of the outstanding shares of capital stock of the Company entitled to vote thereon irrespective of the provisions of Section 242(b)(2) of the Delaware General Corporation Law (or any successor provision thereto), and no vote of the holders of common stock or the preferred stock voting separately as a class shall be required therefor, unless a vote of any such holder is required pursuant to the Amended and Restated Certificate of Incorporation (including any certificate of designations relating to any series of preferred stock).

13.	Stock-Based Compensation
Stock-based compensation expense is recognized in cost of revenues, corporate, technology and production systems, and selling, general, and administrative expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Stock-based compensation expense
Cost of revenues	$—	$937	$—	$958
Corporate technology and production systems	—	1,449	—	1,487
Selling, general and administrative	570	23,196	1,756	24,791

Total stock-based compensation expense	$570	$25,582	$1,756	$27,236

Prior to the IPO, all share-based awards were issued to employees under the Company’s 2015 Long-Term Equity Incentive Plan (the “2015 Plan”). Upon the adoption of the Sterling Check Corp. 2021 Omnibus Incentive Plan (the “2021 Equity Plan”) on August 4, 2021 and as of September 22, 2021, all share-based awards are now issued under the 2021 Equity Plan.
2015 Long-Term Equity Incentive Plan
The Company’s 2015 Plan made available for grant 7,068,200 shares of common stock in the form of non-qualified
stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance shares and performance units (collectively, service-based awards) to non-employee
directors, officers, employees, advisors and consultants selected by the Company’s Compensation Committee of the Board of Directors for participation in the 2015 Plan. The 2015 Plan, as amended, also made available 3,215,432 performance-based stock options (“PSOs”) to senior executives and directors of the Company, which would only vest upon a change in control or public offering. The 2015 Plan provided for accelerated vesting of outstanding service-based vesting stock options (“SVOs”) in the event of a change in control and provided for accelerated vesting of PSOs in the event of a change in control or an initial public offering and included nondiscretionary anti-dilution provisions in the event of an equity restructuring.
On August 4, 2021, the Company amended each option outstanding under the 2015 Plan to (i) accelerate vesting upon an initial public offering and (ii) permit each option to be exercised following termination for any reason for the period set forth in the applicable award agreement or, if longer, an extended post-termination exercise period that would end on the date that is six months following the second anniversary of the effective date of the initial public offering, provided that if such date falls during a blackout period, the post-termination exercise period will be extended until the date that is thirty days after the commencement of the Company’s next open trading window. In connection with the option agreement amendments, the option holders agreed that any shares of common stock acquired by such individuals upon exercise of any options outstanding under the 2015 plan (the “LTIP Option Shares”) will be subject to the following transfer restrictions, in addition to any other lock-up restrictions, securities trading policies, and other limitations to which such individuals may be subject: (i) the holder will be able to transfer up to 25% of the LTIP Option Shares at any time after six months following the effectiveness of the registration statement of which the

IPO Prospectus formed a part (or such earlier time as the transfer restrictions expire under the lock-up agreements described in the IPO Prospectus under “Shares Eligible for Future Sale—Lock-up Agreements”) but prior to the first anniversary of the effectiveness of the registration statement of which the IPO Prospectus formed a part; (ii) on or after the first anniversary but prior to the second anniversary of the effectiveness of the registration statement of which the IPO Prospectus formed a part, the holder will be able
to
transfer up to 50% of the LTIP Option Shares (reduced by any of the LTIP Option Shares sold prior to the first anniversary) and (iii) on or after the second anniversary of the effectiveness of the registration statement of which the IPO Prospectus forms a part, the holder will be able to transfer all of his or her LTIP Option Shares. The foregoing transfer restrictions will not apply to any shares of common stock held by any such individual that are not LTIP Option Shares.
Stock Options
As of September 30, 2021, there were 6,450,978 SVOs outstanding and 3,096,830 PSOs outstanding. Under the 2015 Plan, SVOs and PSOs were granted with an exercise price equal to an implied share price of a share of common stock on the date of grant and had a contractual term of ten years. SVOs became exercisable over a five-year period with 60% vesting after three years and the remaining balance becoming equally vested with respect to 20% on each of the fourth and fifth year anniversaries from the date of grant. PSOs became exercisable upon a change in control or an initial public offering. All options granted were subject to continued employment on the vesting date. Upon completion of the IPO, all outstanding SVOs and PSOs under the 2015 Plan were vested and became exercisable.
The weighted average grant date fair values of SVOs granted during the nine months ended September 30, 2020 and 2021 were $2.21 and $2.32, respectively. The weighted average grant date fair values of PSOs granted during the nine months ended September 30, 2020 was $2.21. There were no PSOs granted in the nine months ended September 30, 2021.
The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model. The Company uses an income approach, including a multiple of historical EBITDA adjusted for nonrecurring transactions, for valuing its equity. This approach was selected as a reasonably appropriate method to determine the implied share price of the Company’s common stock, which represented a privately-held business interest prior to the IPO. Assumptions used in determining compensation cost for SVOs granted included the following: (i) expected holding period determined using the mid-point
of the contractual term; (ii) the estimate of expected volatility based upon an analysis of the historical volatility of guideline public companies; (iii) the likelihood of additional dividends; and (iv) the risk-free interest rate determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon
bonds with maturities similar to those of the expected holding period of the award being valued. The Company uses actual data to record forfeitures.
In November 2020, the Company modified the exercise price of 4,109,140 previously awarded SVOs and 1,483,124 previously awarded PSOs, which impacted 51 employees, modifying the exercise price to $9.68 which represents the share price valuation on the date of modification. The additional cost related to the modification of the exercise price of the SVOs in 2020 was to be recognized on a straight-line basis over the vesting period of the modified awards. The modification did not have a material impact on the Company’s financial statements. All unrecognized stock-based compensation expense related to this modification was accelerated on the date of the IPO as all outstanding SVOs and PSOs vested in connection with the IPO.

The following tables represent the weighted-average assumptions used to determine compensation costs and grant-date fair values for SVOs and PSOs granted during the nine months ended September 30, 2020 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Expected volatility	20.83%	25.90%	20.38%	25.90%
Risk-free interest rate	1.06%	0.60%	1.14%	0.60%
Dividend rate	0.00%	0.00%	0.00%	0.00%
Expected term, in years	5.00	5.00	5.00	5.00
The table below provides a summary of SVO and PSO activity under the 2015 Plan for the periods presented (in thousands, except shares and per share amounts):

	Outstanding SVOs				Outstanding PSOs
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balances as of December 31, 2019	5,374,486	$9.97	7.83	$4,700	3,036,930	$10.38	9.02	$1,351
Granted	723,615	10.73			143,760	—
Forfeited / Cancelled	(303,650)	9.99			(59,900)	—
Exercised	(143,760)	8.35		356	—	—

Balances as of September 30, 2020	5,650,691	$10.10	7.55	$845	3,120,790	$10.39	8.30	$—

Balances as of December 31, 2020	6,289,248	$9.60	7.58	$843	3,120,790	$10.05	8.05	$—
Granted	316,272	9.68			—	—
Forfeited / Cancelled	(148,552)	9.63			(23,960)	9.68
Exercised	(5,990)	9.39		141	—	—

Balances as of September 30, 2021	6,450,978	$9.58	6.97	$105,668	3,096,830	$10.05	7.31	$31,122
The following table summarizes exercisable SVOs (in thousands, except shares and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Exercisable as of September 30, 2020	1,007,113	$8.89	5.08	$811
Exercisable as of September 30, 2021	6,450,978	9.58	6.97	105,668

The following table summarizes exercisable PSOs (in thousands, except shares and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Exercisable as of September 30, 2020	—	$—	—	$—
Exercisable as of September 30, 2021	3,096,830	10.05	7.31	31,122
The total intrinsic value of SVOs exercised during the nine months ended September 30, 2020 and 2021 was
$0.4 million and $0.1 million, respectively.
As of September 30, 2021, there was no unrecognized compensation cost related to SVOs and PSOs as all unrecognized compensation expense totaling $14.9 million was recognized upon the accelerated vesting of options upon completion of the IPO.
Promissory Notes
In December 2020, the Company issued 370,182 shares of common stock to employees at $9.68 per share. Consideration was made in the form of promissory notes between the employee and the Company. The promissory notes accrued interest at the mid-term
applicable federal rate for November 2020 (0.39% per annum) and were partially secured by the underlying shares of common stock. The promissory notes were partial-recourse, but treated as nonrecourse for accounting purposes and, as such, (i) each of these purchases of common stock with a promissory note was
accounted for as if it were a stock option grant and (ii) no receivable for amounts due under the promissory notes was recorded on the Company’s unaudited condensed consolidated balance sheets. As the shares were considered fully vested, unexercised stock options, the full amount of stock compensation expense was recognized on the grant date in the amount of $0.8 million in 2020. As the employees have the right to require the Company to purchase all of the shares at fair market value under certain events, these instruments were classified as a liability and recorded in Other liabilities on the unaudited condensed consolidated balance sheets as of December 31, 2020. The fair value of the fully vested stock options was marked to market each reporting period.
The promissory notes were forgivable upon (i) a change in control or (ii) the first public filing of a registration statement with the SEC in connection with an initial public offering. On August 4, 2021, the Company approved the forgiveness and cancellation of the outstanding indebtedness of each promissory note holder prior to the IPO. Loan Forgiveness Agreements were executed and concurrently, the Company agreed to accelerate payment of a portion of each holder’s target bonus opportunity for calendar year 2021 to assist the holder in satisfying the withholding tax obligations with respect to the forgiveness of the promissory notes upon consummation of the IPO. On August 16, 2021, pursuant to the terms of the promissory notes, the principal amount on each loan, together with all accrued and unpaid interest, were forgiven. On August 17, 2021, the forgiveness of the promissory notes by the Company was treated as an option modification, resulting in the recognition of stock compensation expense of
$7.7 million which reflected the incremental fair value of the award on the date of forgiveness. As of September 30, 2021, the issuance of common stock pursuant to the forgiveness of the promissory notes is classified as Stockholders’ Equity on the unaudited condensed consolidated balance sheets
.

2021 Omnibus Incentive Plan
On August 4, 2021, the Company’s Board of Directors adopted, and on

August 13, 2021 the Company’s stockholders approved, the 2021 Equity Plan. Equity awards under the 2021 Equity Plan are intended to retain and motivate our officers and employees, consultants and non-employee
directors and to promote the success of the Company’s business by providing such participating individuals with a proprietary interest in the performance of the Company. The 2021 Equity Plan will terminate on the tenth anniversary thereof, unless earlier terminated by the Board of Directors. Under the 2021 Equity Plan, the following types of awards can be granted to an eligible individual (as defined by the plan and to the extent permitted by applicable law): incentive stock options (or “ISOs”) and nonqualified stock options (or “NQSOs”); stock appreciation rights (or “SARs”); restricted stock; restricted stock units (or “RSUs”); performance awards; cash-based awards and other share-based awards. Subject to any adjustment as provided in the 2021 Equity Plan, up to

9,433,000
Shares may be issued pursuant to awards granted under the 2021 Equity Plan (the “Share Limit”); provided, that, the Share Limit shall be automatically increased on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030 in an amount equal to the lesser of (x)
5
%

of the total number of shares outstanding on the last day of the immediately preceding calendar year, and (y) such number of shares as determined by the Board of Directors, and no more than
9,433,000
shares
may be issued upon the exercise of ISOs. As of September 30, 2021
,
3,936,751
shares were available for issuance under the 2021 Equity Plan.
On September 22, 2021, the Company made
one-time
 grants to all employees under the 2021 Equity Plan (the “IPO Bonus Grants”). Certain members of its senior management team received IPO Bonus Grants consisting of both a nonqualified stock option grant (the “IPO Bonus Options”) and a restricted stock grant (the “IPO Bonus Stock Awards”).
Non-employee
directors received a NQSO grant and all other employees were granted a restricted stock grant or a restricted stock unit (the “IPO Bonus Stock Unit Awards”).
Stock Options
In connection with the IPO, the Company granted to executives
3,627,441 shares of common stock to be issuable upon the exercise of options at an exercise price equal to $23.00 per share.
These IPO Bonus
Options (other than grants to
non-employee
directors) vest 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date, subject to the executive’s continued employment with the Company through the applicable vesting date. Each of the IPO Bonus Options granted to non-employee
directors will vest in three substantially equal annual installments on the first three anniversaries of the grant date, subject to the non-employee
director’s continued service with the Company through the applicable vesting date. Options issued under the 2021 Equity Plan generally expire ten years after the grant date.
The fair value for IPO Bonus Options granted under the 2021 Equity Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected volatility	44.53%
Risk-free interest rate	1.04%
Dividend rate	0.00%
Expected term, in years	6.38
The weighted average grant date fair value of the IPO Bonus Options granted during the three and nine months ended September 30, 2021 was $10.24.
Restricted Stock
In connection with the IPO, the Company granted to employees 1,824,597 restricted shares with a grant date fair value of $23.00 per share. These IPO Bonus Stock Awards will vest 50% on the second anniversary of the grant date and 25%
on each of the third and fourth anniversaries of the grant date, subject to the employee’s continued employment with the Company through the applicable vesting date. Holders of restricted stock are entitled to all rights of a common stockholder of the Company and are subject to restrictions on transfer.
Restricted Stock Units
In connection with the IPO, the Company granted to employees 44,211

RSUs with a grant date fair value of $23.00
per share. These IPO Bonus Stock Unit Awards will vest

50
%
on the second anniversary of the grant date and
 25%
on each of the third and fourth anniversaries of the grant date, subject to the employee’s continued employment with the Company through the applicable vesting date. Upon vesting, employees will receive shares of common stock in settlement of the units.

As of September 30, 2021, the Company had approximately $79.7 million of unrecognized pre-tax
non-cash
share-based compensation expense, comprised of approximately $36.9 million related to NQSOs, $41.7 million related to restricted stock, and approximately $1.0 million related to RSUs, all of which the Company expects to recognize over a weighted average period of
4.0
years.
Employee Stock Purchase Plan
In connection with the IPO, on August 4, 2021, the Board of Directors adopted, and on August 13, 2021 the stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to voluntarily make after-tax
contributions of up to 15%

of such employee’s cash compensation for the purchase of the Company’s stock. It is expected that consecutive offering periods of six months in duration will be established during which such contributions will be accumulated and applied to purchase shares at the end of the offering period. It is expected that the purchase price will not be less than 85% of the lesser of the closing price of the shares on the first day of the offering period or the last day of the offering period. There were no
stock employee purchase offerings during the three and nine months ended September 30, 2021 and, accordingly, no eligible employees were enrolled in the ESPP during the three and nine months ended September 30, 2021.
The ESPP authorizes the issuance of a total of 1,886,000 shares, which number shall be automatically increased on the first day of each calendar year following the calendar year in which the effective date of the ESPP falls in an amount equal to the lesser of (a) 1% of the total number of shares outstanding on the last day of the immediately preceding calendar year and (b) a lower number of shares as determined by the Board of Directors. Notwithstanding the foregoing, the maximum number of shares that may be issued or transferred under the ESPP shall not exceed an aggregate of 11,319,000 shares.

14.	Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods indicated:

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Numerator:
Net loss attributable to stockholders	$(10,386)	$(25,256)	$(51,233)	$(21,231)
Less: Undistributed amounts allocated to participating securities	—	—	—	—

Undistributed losses allocated to stockholders	(10,386)	(25,256)	(51,233)	(21,231)
Denominator:
Weighted average number of shares outstanding, basic	88,332,134	89,431,022	88,325,838	88,956,388
Weighted average additional shares assuming conversion of potential common shares	—	—	—	—

Weighted average common shares outstanding - diluted	88,332,134	89,431,022	88,325,838	88,956,388

Net loss per share attributable to stockholders, basic	$(0.12)	$(0.28)	$(0.58)	$(0.24)

Net loss per share attributable to stockholders, diluted	$(0.12)	$(0.28)	$(0.58)	$(0.24)

Prior to the forgiveness of the promissory notes in August 2021, the Company’s participating securities included shares of common stock issued in exchange for promissory notes that were being treated as fully vested outstanding stock options and were excluded from the denominator of basic earnings per share. These awards contained the same rights to distributions declared on the Company’s common stock but did not have a contractual obligation to share in losses, and as a result, in the periods where the Company was in a net loss position, net losses were not allocated to these participating securities. As of September 30, 2021, the forgiven promissory notes are reflected as an issuance of common stock and are included in the denominator of basic earnings per share.

The following potentially dilutive outstanding securities were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three and Nine Months Ended September 30,
	2020	2021
Stock options	8,771,481	13,175,249
Restricted Stock Awards	—	1,824,597
Restricted Stock Units	—	44,211

15.	Defined Contribution Plans
The Company has a matching 401(k) plan covering substantially all its U.S. based employees. The Company matched 50% of the first 6% of each employee’s contribution for the three and nine months ended September 30, 2020 and 2021. Employees are eligible to enroll after six months of employment and are 100% vested upon enrollment. Employer contributions totaled $0.4 million for each of
the three months ended September 30, 2020 and 2021, respectively, and $1.6 million and $1.4 million for the nine months ended September 30, 2020 and 2021, respectively. In addition, the Company maintains an overseas defined contribution plan and paid $0.6 million and $0.4 million to fund defined contribution plans related to overseas service centers for the three months ended September 30, 2020 and 2021, respectively, and $1.3 million and $0.8 million for the nine months ended September 30, 2020 and 2021, respectively
.

16.	Related Party Transactions
Pursuant to the Termination Agreement, dated September 22, 2021 (the “Termination Agreement”), with respect to the Fourth Amended and Restated Management Service Agreement, the Company agreed to pay all outstanding amounts owed to Goldman Sachs and a stockholder (the “Stockholder”) under the Fourth Amended and Restated Management Service Agreement dated December 3, 2019 (the “MSA”) upon the closing of the IPO. During September 2021, payments in the amount of $3.2 million and $4.5 million were made to Goldman Sachs and the Stockholder, respectively, to settle amounts outstanding per the agreements through conclusion of the MSA on June 18, 2025. As of December 31, 2020, there was a balance of $0.3 million in Prepaid expenses on the unaudited condensed consolidated balance sheets related to the management fee to Goldman Sachs and the Stockholder. No such balance existed as of September 30, 2021 as the payments were made upon the completion of the IPO.
In December 2018, the Company entered into an annual cash compensation arrangement with the Stockholder, whereby the Company agreed to pay $950,000 per year from January 1, 2018 through March 31, 2019 to compensate the Stockholder for additional management services provided to the Company, payable on the occurrence of a public offering or change of control. Upon the completion of the IPO and in accordance with the cash compensation arrangement, during September 2021, the Company paid the Stockholder $1.2 million for additional management services provided during the period January 1, 2018 to March 31, 2019.
The Company had sales to Goldman Sachs and affiliates in the amount of $0.6 million and $1.3 million for the three months ended September 30, 2020 and 2021, respectively, and $0.7 million and $4.8 million for the nine months ended September 30, 2020 and 2021, respectively. Outstanding accounts receivable from Goldman Sachs as of December 31, 2020 and September 30, 2021 were $1.4 million and $0.4 million, respectively.

The Company had sales to an affiliate of the Stockholder in the amount of $0.1 million for both the three months ended September 30, 2020 and 2021 and $0.1 million and $0.3 million for the nine months ended September 30, 2020 and 2021, respectively. Outstanding accounts receivable from an affiliate of the Stockholder as of December 31, 2020 and September 30, 2021 were less than $0.1 million for both periods.

17.	Litigation
The Company is party to both class actions and individual actions in the ordinary course of business. The matters typically allege violations of the Fair Credit Reporting Act (“FCRA”), as well as other claims. In addition, from time to time, the Company receives inquiries from regulatory bodies regarding its business. The Company accrues for the cost of resolving matters where it can be determined that a loss is both estimable and probable. Certain matters are in litigation and an estimate of the outcome and potential losses, if any, cannot be determined. Certain of these matters are covered by the Company’s insurance policies, subject to policy terms, including retentions. The Company does not believe that the resolution of current matters will result in a material adverse effect on the financial position, results of operations, or cash flows of the Company.
As of December 31, 2020, the Company recorded an Insurance receivable and offsetting Legal settlement obligation on the unaudited condensed consolidated balance sheets in the amount of $0.8 million related to an outstanding claim whereby the Company’s insurers agreed to pay $0.8 million of the settlement costs. The settlement was paid in January 2021, with the $0.8 million paid directly by the Company’s insurers.
Expenses associated with a past event for which a liability has been recorded are accrued when it is probable that they will be incurred and the amounts are estimable. As of December 31, 2020 and September 30, 2021, the Company maintained an accrual for legal matters of approximately $
0.5
 million and $
0.1
 million, respectively.

18.	Revenue
Performance Obligations
Substantially all of the Company’s revenues are recognized at a point in time as results from services are provided through a screening report and the customer takes control of the product when the report is completed. Accordingly, revenue is generally recognized at the point in time when the customer receives and can use the report.
For revenue arrangements containing multiple products or services, the Company accounts for the individual products or services as separate performance obligations if they are distinct, the product or service is separately identifiable from other terms in the contract, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. If these criteria are not met, the promised products or services are accounted for as a combined performance obligation. The Company allocates the contract price to each performance obligation based on the standalone selling prices of each distinct product or service in the contract.
Disaggregation of Revenues
The following tables set forth total revenue by type of service for the three and nine months ended September 30, 2020 and 2021:

	Three Months Ended September 30,
(in thousands)	2020	2021
Screening services	$116,313	$168,372
Other services	1,289	1,185

Total revenue	$117,602	$169,557

	Nine Months Ended September 30,
(in thousands)	2020	2021
Screening services	$320,596	$463,763
Other services	4,954	4,492

Total revenue	$325,550	$468,255

The following tables set forth total revenue by geographic area based on the billing address of its customers for the three and nine months ended September 30, 2020 and 2021:

	Three Months Ended September 30,
(in thousands)	2020	2021
United States	$98,606	$139,564
All other countries	18,996	29,993

Total revenue	$117,602	$169,557

	Nine Months Ended September 30,
(in thousands)	2020	2021
United States	$273,407	$379,161
All other countries	52,143	89,094

Total revenue	$325,550	$468,255

Other than the U.S., no single country accounted for more than 10% of the Company’s total revenues during the three and nine months ended September 30, 2020 and 2021. Substantially all of the Company’s long-lived assets were located in the U.S. as of December 31, 2020 and September 30, 2021.
Contract Assets and Liabilities
Incremental costs of obtaining a contract with a customer

are recognized as an asset if the benefit of such costs is expected to be longer than one year, with a majority of contracts being multi-year. Incremental costs include commissions to the sales force and are amortized over three years, as management estimates that this corresponds to the period over which a customer benefits from the contract. As of December 31, 2020 and September 30, 2021, $3.3 million and $2.9 million, respectively, of deferred commissions are included in Other current assets on the unaudited condensed consolidated balance sheet
s
and approximately $2.1 million and $2.5 million, respectively, of deferred commissions are included in Other noncurrent assets, net on the unaudited condensed consolidated balance sheet
s
.
The Company did not have any material contract liabilities as of December 31, 2020 and September 30, 2021.
Concentrations
For the three and nine months ended September 30, 2020 and 2021, no single customer accounted for more than
 10%
of the Company’s revenue. No single customer had an accounts receivable balance greater than
10%
of total accounts receivable as of December 31, 2020 and September 30, 2021.

19.	Subsequent Events
On November 1, 2021, the Company utilized net proceeds from the IPO of $94.5 million and cash on hand to repay
 $100.0 million of outstanding borrowings under the First Lien Term Loan. This prepayment reduced the balance outstanding to $512.0 million as of November 1, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations is provided as a supplement to and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by the forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” included in the IPO Prospectus and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this report.
BASIS OF PRESENTATION
As used in this report, unless the context otherwise requires, references to
“Sterling,” “we,” “us,” “our,” the “Company,”
and similar references refer to Sterling Check Corp.
Numerical figures included in this report have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them. In addition, we round certain percentages presented in this report to the nearest whole number. As a result, figures expressed as percentages in the text may not total 100% or, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.
On September 10, 2021, our board of directors authorized a stock split and we filed an amendment to our certificate of incorporation to effectuate a
1,198-for-1
split of our outstanding common stock. The stock split was effectuated such that (i) each then outstanding share of common stock was increased to 1,198; (ii) the number of shares of common stock into which then-outstanding options to purchase common stock is exercisable was proportionately increased; and (iii) the exercise price of each then-outstanding option to purchase common stock was proportionately reduced. The accompanying discussion gives retroactive effect as though the
1,198-for-1
stock split of our common stock occurred for all periods presented.
Overview
We are a leading global provider of technology-enabled background and identity verification services. We provide the foundation of trust and safety that our clients need to create great environments for their most essential resource—people. We offer a comprehensive hiring and risk management solution that begins with identity verification, followed by criminal background screening, credential verification, drug and health screening, processing of employee documentation required for onboarding and ongoing risk monitoring. Our services are delivered through our purpose-built, proprietary, cloud-based technology platform that empowers organizations with real-time and data-driven insights to conduct and manage their employment screening programs efficiently and effectively. Our interfaces are supported by our powerful artificial intelligence (“AI”)-driven fulfillment platform, which leverages more than 3,300 automation integrations, including Application Programming Interfaces and Robotic Process Automation bots. This enables 90% of United States (“U.S.”) criminal searches to be automated and allows us to complete 70% of U.S. criminal searches within the first hour and 90% within the first day. As of September 30, 2021, 95% of our revenue is processed through platforms hosted in the cloud, which allows us to consistently maintain 99.9% platform availability while being prepared to scale into the future.
Our client-centric approach underpins everything we do. We serve a diverse and global client base in a wide range of industries, such as healthcare, gig economy, financial and business services, industrials, retail, contingent, technology, media and entertainment, transportation and logistics, hospitality, education and government. Employers are facing numerous challenges, including complex and changing legal and regulatory requirements, a rise in fraudulent job applications, a growing spotlight on reputation and more complex global workforces. Successfully navigating these challenges requires an industry-specific perspective, given differing candidate profiles, economics, competitive dynamics and regulatory demands. To serve these differing needs, our sales and support delivery model is organized around industry-specific teams (“Verticals”) and geographic markets (“Regions”). Experienced client success, sales, product and operations teams dedicated to individual Verticals collaborate with our clients to address their unique challenges and compliance requirements while providing industry best practice guidance. Our delivery model provides our clients with both the personal touch and consultative partnership of a small boutique firm and the global reach, scale, innovation and resources of an industry leader; all of which benefit small- and mid-sized
businesses, global multinational enterprises and everyone in between. Additionally, this delivery model supports our principle of “Compliance by Design”, enabling clients to maintain compliance globally. Our clients face a dynamic and rapidly evolving global labor market with increasing complexity and regulatory requirements. As a result, we believe our solutions are mission-critical to their core human resources, risk management and compliance functions. During the twelve months ended September 30, 2021, we completed over 75 million searches for over 40,000 clients, including over 50% of the Fortune 100 and over 45% of the Fortune 500. We believe the combination of our deep market expertise from our sales and support combined with the flexibility of our proprietary technology platform enable us to deliver industry-relevant, highly specialized solutions to our clients in a scalable manner, driving growth and differentiating us from our competitors.

Throughout our
45-year
operating history, innovation and self-disruption have been at the core of what we do every day. Our history of unique, industry-oriented market insights allows us to be at the forefront of innovation which includes multiple industry-leading solutions. For example, we pioneered criminal fulfilment technology (CourtDirect), arrest record and incarceration alert products, post-hire monitoring capabilities,
AI-enhanced
record review and validation process and the industry’s only proprietary technology in a single-sourced U.S.-nationwide fingerprint network. Our commitment to innovation has continued with the recent development and introduction of enhanced global language support capabilities, a cloud-based operating platform and a comprehensive identity verification solution. Enabled by our market leadership and platform investments, we have established a foundation and roadmap for future innovation which includes industry-specific products, growing our
Identity-as-a-Service
capabilities and further geographic expansion.
Recent Developments
Initial Public Offering
On September 27, 2021, we completed our initial public offering (“IPO”) in which we and certain selling stockholders sold an aggregate of 16,427,750 shares of our common stock, $0.01 par value per share, consisting of 4,760,000 newly issued shares that we sold, 9,525,000 secondary shares that the selling stockholders sold and 2,142,750 shares that the selling stockholders sold pursuant to the full exercise of the underwriters’ option to purchase additional shares at an offering price of $23.00 per share, resulting in net proceeds to us of $94.5 million, after deducting the underwriting discount of $6.8 million and offering expenses of $8.1 million, of which $2.0 million was unpaid as of September 30, 2021.
Impact of the
COVID-19
Pandemic
Since the onset of the
COVID-19
pandemic, we have been focused on keeping our employees safe and maintaining our clients’ uninterrupted access to our services. We have implemented a series of measures to protect the health and safety of our employees. The global impact of the outbreak has continued to evolve rapidly. Many countries reacted by instituting quarantines and restrictions on travel and limiting operations of non-essential businesses.
Such actions created disruption in global supply chains, increased rates of unemployment and adversely impacted many industries. While some governmentally and institutionally mandated restrictions and limitations have been relaxed as local populations have been vaccinated or the outbreak has locally subsided, the outbreak has continued to spread globally and the
COVID-19
virus has mutated into new strains. The
COVID-19
pandemic could have a continued adverse impact on economic and market conditions, and the full extent of the impact and duration of the COVID-19 pandemic
will depend on future developments, including, among other factors, spread of the outbreak and the success of vaccination programs, along with related travel advisories, quarantines and restrictions, the recovery times of disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown.
Our financial performance in 2020 was impacted by the general economic downturn experienced as a result of the COVID-19 pandemic. In response to the COVID-19 pandemic, many of our clients froze headcount, furloughed and terminated employees, deferred hiring and partially or completely shut down their business operations and as a result, we experienced reduced demand for our products and services, particularly in industries impacted severely by the COVID-19 pandemic such as brick-and-mortar retail, entertainment, and hospitality. However, we saw increased demand for our products and services in industries such as healthcare and gig, both in the U.S. and internationally, which we believe is attributable to changing consumer behavior. Our lack of industry concentration with a highly diversified client base provided a natural hedge against industry-specific effects of the COVID-19 pandemic. Additionally, due to our increased investment in automation, we were able to fulfill searches in at least 98% of U.S. jurisdictions throughout the COVID-19 pandemic, while certain competitors struggled to operate. Beginning in the third quarter of 2020, as shelter-in-place policies were relaxed, businesses began to reopen and general economic conditions began to improve, we experienced an increase in the demand for our products and services. This increase in demand continued through the end of 2020 with the business moving into year-over-year revenue growth for November and December. In June 2020, we expanded our services to include COVID-19 testing and in September 2021, we expanded our services to include vaccination tracking. We are also pursuing new opportunities in antigen testing for our clients. Our comprehensive suite of COVID-19 products has resulted in an increase in demand for our services. In 2021, we have executed on our growth playbook, supported by the broader macroeconomic recovery from the COVID-19 pandemic and increased operating leverage resulting from the cost optimization measures we implemented during the pandemic.
As the
COVID-19
pandemic continues, it may also have the effect of heightening many of the risks described under “Risk Factors” in our IPO Prospectus, including, but not limited to, those relating to changes in economic, political, social and market conditions; systems failures, interruptions, delays in services, cybersecurity incidents, unforeseen or catastrophic events and any resulting interruptions; our international operations; and our dependence on our senior management team and other qualified personnel.
Emerging Growth Company
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for private companies.

Recent Accounting Standards Updates
Refer to Note 3, “Recent Accounting Standards Updates” of the condensed consolidated financial statements included elsewhere in this report for information about recent accounting pronouncements.
Components of our Results of Operations
The following discussion summarizes the key components of our consolidated statements of operations. We have one operating and reporting segment.
Revenues
We generate revenue by providing background and identity verification services to our clients. We have an attractive business model underpinned by stable and highly recurring transactional revenues, significant operating leverage and low capital requirements that contribute to strong cash flow generation. We recognize revenue under the Financial Accounting Standards Board’s Accounting Standards Codification Topic No. 606, “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, we recognize revenue when control of the promised goods or services is transferred to clients, generally at a point in time, in an amount that reflects the consideration that we are entitled to for those goods or services. A majority of our U.S. enterprise client contracts are exclusive to Sterling or require Sterling to be used as the primary provider. Additionally, they are typically multi-year agreements with automatic renewal terms, no termination for convenience clauses and set pricing with Sterling’s right to increase prices upon notice. The strength of our contracts combined with our high levels of client retention results in a high degree of revenue visibility.
Our revenue drivers are acquiring new clients (which we measure by new client growth, calculated as discussed in the following paragraph), retaining existing clients (which we measure by gross retention rate, calculated as discussed in the following paragraph), and growing our existing client relationships through upselling, cross-selling, and organic and inorganic growth in our client’s operations that lead to an increase in hiring (which we measure by base growth, calculated as discussed in the following paragraph).
New client growth for the relevant period is calculated as revenues from clients that are in the first twelve months of billing with Sterling divided by total revenues from the prior period, expressed as a percentage. Base growth is defined as growth in revenues in the current period, from clients that have been billing with us for longer than twelve calendar months divided by total revenues from the prior period, expressed as a percentage. Gross retention rate is a percentage, the numerator of which is prior period revenues less the revenue impact from accounts considered lost and the denominator is prior period revenues. The revenue impact is calculated as revenue decline of lost accounts in the relevant period from the prior period for the months after they were considered lost. Therefore, the attrition impact of clients lost in the current year may be partially captured in both the current and following period’s retention rates depending on what point during the period they are lost. Our gross retention rate does not factor in revenue impact, whether growth or decline, attributable to existing clients, inclusive of cross-sell and up-sell
of products, or the incremental revenue impact of new clients.
In addition to organic growth through the drivers mentioned above, we may from time to time consider acquisitions that drive growth in our business. In those instances, inorganic growth will refer to the revenue from acquisitions for the twelve months following an acquisition. Any incremental revenue generation thereafter will be considered organic growth.
Our revenues come from the following services which are sold as a bundle or individually, with revenue recognized at the time of delivery of background screening reports.

•	Identity Verification—Leveraging innovative technologies in fingerprinting, facial recognition and ID validation to verify that candidates are who they say they are.

•
Background Checks—County, state and federal criminal checks fulfilled through proprietary automation technology enabling global criminal screening capabilities in over 240 countries and territories. Other services include credit checks, civil checks, motor vehicle registration confirmation and social media checks.

•	Credential Verification—Thorough employment and education verification services and licensing certification backed by a powerful fulfillment engine.

•	Drug and Health Screening—Comprehensive, accurate and fast drug and health screening services through a network of over 15,000 U.S. Department of Transportation-compliant collection sites.

•	Onboarding—Custom forms including I-9 and eVerify employment eligibility, tax withholding forms and Equal Employment Opportunity disclosure forms, with built-in compliance and dynamic validation.

•
Post-hire Monitoring—Continuous screening allowing for greater mobility and safety for remote, onsite and contingent jobs and also ensuring prompt risk warnings on any changes to an employee’s profile.

Operating Expenses
Our cost structure is flexible and provides us with operational leverage to be able to effectively adapt to changing client needs and broader economic events. Additionally, in 2020, we implemented strategic structural changes in our business to improve operating leverage and accelerate modernizing our technological infrastructure including leveraging robotics process automation. We moved to a virtual-first strategy and closed or reduced the size of eight offices globally and began reducing our data center footprint as we executed moving our revenue to the cloud and streamlined our sales and operations organization for greater operational efficiency. In any given period, operating expenses are driven by the amount of revenue, mix of clients and products, and impact of automation, productivity and procurement initiatives. While we expect operating expenses to increase in absolute dollars to support our continued growth, we believe that operating expenses will decline gradually as a percentage of total revenues in the future as our business grows and our operating scale continues to improve.
Operating expenses include the following costs:
Cost of Revenues
Cost of revenues includes costs related to delivery of services and includes third-party vendor costs associated with acquisition of data and to a lesser extent, costs related to our onshore and offshore fulfillment teams, associated stock-based compensation expense and cost of facilities. Our ability to grow profitably depends on our ability to manage our cost structure. Our costs are affected by third-party costs including government fees and data vendor costs, as these third parties have discretion to adjust pricing.
Third-party data costs include amounts paid to third parties for access to government records, other third-party data and services, as well as costs related to our court runner network. Third-party costs of services are largely variable in nature. Where applicable, these are typically invoiced to our clients as direct pass-through costs. Additional vendor costs are third-party costs for robotics process automation related to fulfillment related to hosting our fulfillment platforms in the cloud. Cost of services also includes salaries and benefits expense for personnel involved in the processing and fulfilment of our screening products and solutions, as well as our client care organization, and facilities costs for our onshore and offshore fulfillment centers. We do not allocate depreciation and amortization to cost of revenues.
Corporate Technology and Production Systems
Included in this line item are costs related to maintaining our corporate information technology infrastructure and non-capitalizable
costs to develop and maintain our production systems. Corporate information technology expenses consist of personnel costs supporting internal operations such as information technology support and the maintenance of our information security and business continuity functions. Also included are third-party costs including cloud computing costs that support our corporate internal systems, software licensing and maintenance, telecommunications and other technology infrastructure costs.
Production systems costs consist of
non-capitalizable
personnel costs including contractor costs incurred for the development of platform and product initiatives, and production support and maintenance. Platform and product initiatives facilitate the development of our technology platform and the launch of new screening products. Production support and maintenance includes costs to support and maintain the technology underlying our existing screening products, and to enhance the ease of use for our cloud applications. Certain personnel costs related to new products and features are capitalized and amortization of these capitalized costs is included in the depreciation and amortization line item.

Included within corporate technology and production systems are non-capitalizable
production system and corporate information technology expenses related to Project Ignite, a three-phase strategic investment initiative. Phase one of Project Ignite modernized client and candidate experiences and is complete. Phase two of Project Ignite focused on decommissioning our on-premises
data centers and migrating our production systems and corporate information technological infrastructure to a managed service provider in the cloud. As of June 30, 2021, we completed phase two related to the migration of our production and fulfillment systems to the cloud, and as a result, 95% of our revenue is processed through platforms hosted in the cloud. The remaining expense to complete phase two is the decommissioning of our on-premises
data centers for our internal corporate technology infrastructure and migration to the cloud. This final component will be completed by June 30, 2022. Phase three of Project Ignite is decommissioning of platforms purchased over the prior ten years and the migration of the clients to one global platform. This third and final phase, which we expect to complete in 2022, will unify our clients onto a single global platform. The future costs related to completing these initiatives will be included in our corporate technology and production systems expense.
Selling, General and Administrative
Selling expenses consist of personnel costs, travel expenses and other expenses for our client success, sales and marketing teams. Additionally, selling expenses include the cost of marketing and promotional events, corporate communications and other brand-building activities. General and administrative expenses consist of personnel and related expenses for human resources, legal and compliance, finance, global shared services and executives. Additional costs include professional fees, stock-based compensation, insurance premiums and other corporate expenses.
Depreciation and Amortization
Definite-lived intangible assets consist of intangibles acquired through acquisition and the costs of developing internal-use
software. They are amortized using a straight-line basis over their estimated useful lives except for client lists to which we apply an accelerated method of amortization. The costs of developing internal-use
software are capitalized during the application development stage. Amortization commences when the software is placed into service and is computed using the straight-line method over the useful life of the underlying software of three years.
Depreciation of our property and equipment is computed on the straight-line basis over the estimated useful life of the assets, generally three to five years or, for leasehold improvements, the shorter of seven years or the term of the lease.
Impairment of Long-Lived Assets
Long-lived assets, such as property, equipment and capitalized internal use software subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, such as (i) a significant adverse change in the extent or manner in which it is being used or in its physical condition, (ii) a significant adverse change in legal factors or in business climate that could affect its value, or (iii) a current-period operation or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with its use. An asset is considered impaired if the carrying amount exceeds the undiscounted future net cash flows the asset is expected to generate. An impairment charge is recognized for the amount by which the carrying amount of the assets exceeds its fair value. The adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated or amortized over the remaining useful life of that asset. Assets held for sale are reported at the lower of the carrying amount or fair value, less selling costs.
Interest Expense, Net
Interest expense consists of interest and the amortization discount on the First Lien Term Loan (as defined under “Liquidity and Capital Resources—Credit Facility.”)
(Gain) Loss on Interest Rate Swaps
(Gain) loss on interest rate swaps consists of realized and unrealized gains and losses on our interest rate swaps, which we enter into to reduce our exposure to variability in expected future cash flows on the First Lien Term Loan, which bears interest at a variable rate. Unrealized gains and losses result from changes in the fair value of the swaps and realized gains and losses reflect the amounts payable or receivable between the fixed rate on the swap and LIBOR. Our interest rate swaps expire in June 2022 and do not qualify for hedge accounting treatment.

Income Tax Provision (Benefit)
Income tax provision (benefit) consists of domestic and foreign corporate income taxes related to earnings from our sale of services, with statutory tax rates that differ by jurisdiction. We expect the income earned by our international entities to grow over time as a percentage of total income, which may impact our effective income tax rate. However, our effective tax rate will be affected by many other factors including changes in tax laws, regulations or rates, new interpretations of existing laws or regulations, shifts in the allocation of income earned throughout the world and changes in overall levels of income before tax. The computation of the provision for or benefit from income taxes for interim periods is determined by applying the estimated annual effective tax rate to year-to-date
loss before income taxes and adjusting for discrete tax items recorded in the period, if any.
Results of Operations
Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2021
The following table sets forth certain historical consolidated financial performance for the three months ended September 30, 2020 compared to the three months ended September 30, 2021.

	Three Months Ended September 30,		Increase/ (Decrease)
	2020	2021	$	%
	(dollars in thousands, except per share amounts)
Revenues	$117,602	$169,557	$51,955	44.2%
Cost of revenues (exclusive of depreciation and amortization below)	55,112	82,638	27,526	49.9%
Corporate technology and production systems	10,842	12,084	1,241	11.5%
Selling, general and administrative	25,391	84,983	59,592	234.7%
Depreciation and amortization	22,863	20,346	(2,517)	(11.0)%
Impairments of long-lived assets	621	15	(606)	(97.6)%
Total operating expenses	114,829	200,066	85,237	74.2%
Operating income (loss)	2,773	(30,509)	(33,282)	(1200.2)%
Interest expense, net	7,817	7,668	(148)	(1.9)%
(Gain) loss on interest rate swaps	(49)	112	161	(327.5)%
Other income	(336)	(400)	(64)	19.0%
Total other expense, net	7,432	7,380	(52)	(0.7)%
Loss before income taxes	(4,659)	(37,889)	(33,230)	713.2%
Income tax provision (benefit)	5,727	(12,633)	(18,360)	(320.6)%
Net loss	$(10,386)	$(25,256)	$(14,870)	143.2%
Net loss margin	(8.8)%	(14.9)%		(6.1)%
Net loss per share	$(0.12)	$(0.28)	$(0.16)	140.2%

Revenues
Revenues
increased by 44.2%, or $52.0 million, from $117.6 million for the three months ended September 30, 2020 to $169.6 million for the three months ended September 30, 2021. Of the growth, 43.2% was organic constant currency revenue growth and 1.0% was due to the impact of fluctuations in foreign exchange currency rates. Year over year revenue growth was driven primarily by $13.5 million of new customer revenue and $38.5 million of base growth, net of attrition. Pricing was relatively stable across the periods and not meaningful to the change in revenues.
In our U.S. business, we saw double-digit revenue growth in all our industry verticals, with particularly exceptional results in our healthcare and financial and business services verticals, as we executed our growth playbook and the U.S. economy continued its recovery from the impact of the COVID-19 pandemic. Our international business also grew, as our international gig business continued its growth trajectory, primarily driven by our large market share of the United Kingdom food delivery industry, as well as robust growth in the Asia Pacific (“APAC”) and Canada.
Cost of Revenues
Cost of revenues increased by 49.9%, or $27.5 million, from $55.1 million for the three months ended September 30, 2020 to $82.6 million for the three months ended September 30, 2021. The increase in costs was primarily due to servicing increased volume. The remaining increase was due to stock-based compensation expense resulting from the accelerated vesting of outstanding options upon completion of the IPO. Cost of revenues as a percentage of revenue was 46.9% for the three months ended September 30, 2020 and 48.7% for the three months ended September 30, 2021.
Corporate Technology and Production Systems Expense
Corporate technology and production systems expense increased by 11.5%, or $1.2 million, from $10.8 million for the three months ended September 30, 2020 to $12.1 million for the three months ended September 30, 2021, primarily due to $1.5 million of stock-based compensation expense associated with the accelerated vesting of options upon completion of the IPO.
Included in corporate technology and production systems expense are costs related to maintaining our corporate information technology infrastructure and non-capitalizable
costs to develop and maintain our production systems. Costs related to maintaining our corporate information technology infrastructure increased by $1.4 million from $4.7 million for the three months ended September 30, 2020 to $6.1 million for the three months ended September 30, 2021, primarily driven by stock-based compensation expense resulting from the accelerated vesting of options upon completion of the IPO. Costs to develop platform and product initiatives decreased by $0.2 million from $4.1 million for the three months ended September 30, 2020 to $3.9 million for the three months ended September 30, 2021. Costs related to maintaining our production systems remained relatively flat at $2.0 million for the three months ended September 30, 2020 to $2.1 million for the three months ended September 30, 2021.
These expenses also include
non-capitalizable
costs related to Project Ignite. We incurred $0.8 million related to phase one, $1.1 million related to phase two and $1.3 million related to phase three in the three months ended September 30, 2020, and nothing related to phase one, $1.4 million related to phase two and $1.7 million related to phase three in the three months ended September 30, 2021. For more information about Project Ignite, including information related to the anticipated completion and treatment of noncapitalizable expenses in future periods, please see “—Components of our Results of Operations—Operating Expenses—Corporate Technology and Production Systems.”
Selling, General and Administrative
Selling, general and administrative expenses increased by 234.7%, or $59.6 million, from $25.4 million for the three months ended September 30, 2020 to $85.0 million for the three months ended September 30, 2021. The year-over-year increase was primarily driven by costs related to the IPO of $30.5 million and an increase in stock-based compensation expense of $22.6 million due to the accelerated vesting of outstanding options and the forgiveness of promissory notes exchanged for common stock in connection with the IPO. For the three months ended September 30, 2021, IPO related costs of $30.5 million included $16.8 million of contractual compensation payments to former executives (of which, $15.6 million was funded by certain stockholders), $7.5 million associated with the final settlement of fees in connection with the Fourth Amended and Restated Management Services Agreement, and $6.2 million of professional fees and other related expenses. The remaining increase was primarily due to normalized bonus related expenses driven by an increase in the annual bonus pool accrual over the prior year’s pool which was reduced due to the impact of the
COVID-19
pandemic.

Depreciation and Amortization
Depreciation and amortization expense decreased by 11.0%, or $2.5 million, from $22.9 million for the three months ended September 30, 2020 to $20.3 million for the three months ended September 30, 2021, primarily due to $2.0 million of lower intangible asset amortization, as new intangible assets were added at a lower rate compared to those which became fully depreciated in the interim period. Fixed asset depreciation decreased by approximately $0.5 million, primarily due to reduced fixed asset additions to offset fully depreciated assets.
Impairments of Long-Lived Assets
Impairments of long-lived assets decreased by $0.6 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2021, primarily due to the write-off
of fixed assets in exited offices and capitalized software costs during the three months ended September 30, 2020.
Interest Expense, Net
Interest expense decreased by 1.9%, or $0.1 million, from $7.8 million for the three months ended September 30, 2020 to $7.7 million for the three months ended September 30, 2021 due to the reduction in the interest rate on our First Lien Term Loan resulting from a reduction in LIBOR as well as a lower principal balance due to a mandatory principal prepayment during the second quarter of 2021. Amortization of the debt discount and deferred issuance costs was $0.6 million for each of the three months ended September 30, 2020 and 2021.
(Gain) Loss on Interest Rate Swaps
(Gain) loss on interest rate swaps decreased by $0.2 million from a gain of less than $0.1 million for the three months ended September 30, 2020 to a loss of $0.1 million for the three months ended September 30, 2021 due to a realized loss of $2.2 million offset by a mark to market (“MTM”) gain of $2.1 million.
Income Tax Provision (Benefit)
Income tax provision (benefit) decreased by 320.6%, or $18.4 million, from a provision of $5.7 million for the three months ended September 30, 2020 to a benefit of $12.6 million for the three months ended September 30, 2021, primarily due to permanent differences and the increase in the net loss for the period resulting from the additional expenses incurred with the IPO. Loss before income taxes increased from a loss of $4.7 million for the three months ended September 30, 2020 to a loss of $37.9 million for the three months ended September 30, 2021.
Net Loss, Net Loss per Share and Net Loss Margin
Net loss increased from a loss of $10.4 million, or a loss per share of $0.12, for the three months ended September 30, 2020 to a net loss of $25.3 million, or a loss per share of $0.28, for the three months ended September 30, 2021. Net loss margin increased from (8.8)% for the three months ended September 30, 2020 to (14.9)% for the three months ended September 30, 2021. The increase in both net loss and net loss margin resulted primarily from incremental expenses in connection with our IPO, partially offset by increased revenue.

Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2021
The following table sets forth certain historical consolidated financial performance for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2021.

	Nine Months Ended September 30,		Increase/ (Decrease)
	2020	2021	$	%
	(dollars in thousands, except per share amounts)
Revenues	$325,550	$468,255	$142,705	43.8%
Cost of revenues (exclusive of depreciation and amortization below)	153,458	225,798	72,340	47.1%
Corporate technology and production systems	32,922	32,435	(488)	(1.5)%
Selling, general and administrative	86,848	153,194	66,346	76.4%
Depreciation and amortization	68,441	61,193	(7,247)	(10.6)%
Impairments of long-lived assets	680	2,940	2,260	332.4%
Total operating expenses	342,349	475,560	133,211	38.9%
Operating income (loss)	(16,799)	(7,305)	9,494	(56.5)%
Interest expense, net	25,110	22,841	(2,269)	(9.0)%
(Gain) loss on interest rate swaps	9,604	199	(9,405)	(97.9)%
Other income	(998)	(1,034)	(36)	3.6%
Total other expense, net	33,716	22,006	(11,710)	(34.7)%
Loss before income taxes	(50,515)	(29,311)	21,204	(42.0)%
Income tax provision (benefit)	718	(8,080)	(8,798)	(1225.6)%
Net loss	$(51,233)	$(21,231)	$30,002	(58.6)%
Net loss margin	(15.7)%	(4.5)%		11.2%
Net loss per share	$(0.58)	$(0.24)	$0.34	(58.9)%

Revenues
Revenues
increased by 43.8%, or $142.7 million, from $325.6 million for the nine months ended September 30, 2020 to $468.3 million for the nine months ended September 30, 2021. Of the growth, 41.6% was organic constant currency revenue growth and 2.2% was due to the impact of fluctuations in foreign exchange currency rates. Year over year was driven by $43.3 million of new customer revenue and $99.4 million of base growth, net of attrition. Our gross retention rate for the nine months ended September 30, 2020 was 95% compared to 96% for the nine months ended September 30, 2021. Pricing was relatively stable across the periods and not meaningful to the change in revenues.
In our U.S. business, we saw double-digit revenue growth in all our industry verticals, with particularly exceptional results in our healthcare and financial and business services verticals, as we executed our growth playbook and the U.S. economy continued its recovery from the impact of the COVID-19 pandemic. Our international business also grew, as our international gig business continued its growth trajectory, primarily driven by our large market share of the United Kingdom food delivery industry, as well as robust growth in APAC and Canada.
Cost of Revenues
Cost of revenues increased by 47.1%, or $72.3 million, from $153.5 million for the nine months ended September 30, 2020 to $225.8 million for the nine months ended September 30, 2021. The increase in costs was primarily due to servicing increased volume. The remaining increase was due to stock-based compensation expense resulting from the accelerated vesting of outstanding options upon completion of the IPO. Cost of revenues as a percentage of revenue was 47.1% for the nine months ended September 30, 2020 and 48.2% for the nine months ended September 30, 2021.
Corporate Technology and Production Systems Expense
Corporate technology and production systems expense decreased by 1.5%, or $0.5 million, from $32.9 million for the nine months ended September 30, 2020 to $32.4 million for the nine months ended September 30, 2021, primarily due to lower headcount compared to the same period of the prior year partially offset by higher bonus expense due to normalized bonus related expenses driven by an increase in the annual bonus pool accrual over the prior year’s pool which was reduced due to the impact of the COVID-19 pandemic and stock-based compensation expense associated with the accelerated vesting of options upon completion of the IPO.
Costs related to maintaining our corporate information technology infrastructure increased by $0.7 million from $14.9 million for the nine months ended September 30, 2020 to $15.6 million for the nine months ended September 30, 2021. Costs to develop platform and product initiatives decreased by $0.9 million from $12.2 million for the nine months ended September 30, 2020 to $11.3 million for the nine months ended September 30, 2021. Costs related to maintaining our production systems decreased by $0.3 million from $5.9 million for the nine months ended September 30, 2020 to $5.6 million for the nine months ended September 30, 2021.
These expenses also include
non-capitalizable
costs related to Project Ignite. We incurred $2.3 million related to phase one, $3.0 million related to phase two and $3.6 million related to phase three in the nine months ended September 30, 2020, and $0.9 million related to phase one, $4.6 million related to phase two and $4.5 million related to phase three in the nine months ended September 30, 2021.
Selling, General and Administrative
Selling, general and administrative expenses increased by 76.4%, or $66.3 million, from $86.8 million for the nine months ended September 30, 2020 to $153.2 million for the nine months ended September 30, 2021. The year-over-year increase was primarily driven by costs related to the IPO of $35.9 million and an increase in stock-based compensation expense of $23.0 million due to the accelerated vesting of outstanding options and the forgiveness of promissory notes exchanged for common stock in connection with the IPO. For the nine months ended September 30, 2021, IPO related expenses of $35.9 million included $16.8 million of contractual compensation payments to former executives (of which, $15.6 million was funded by certain stockholders), $7.5 million associated with the final settlement of fees in connection with the Fourth Amended and Restated Management Services Agreement, and $11.6 million of professional fees and other related expenses. The remaining increase was primarily due to normalized bonus related expenses driven by an increase in the annual bonus pool accrual over the prior year’s pool which was reduced due to the impact of the
COVID-19
pandemic partially offset by savings related to reduced rent due to our virtual-first strategy and other operating savings.

Depreciation and Amortization
Depreciation and amortization expense decreased by 10.6%, or $7.2 million, from $68.4 million for the nine months ended September 30, 2020 to $61.2 million for the nine months ended September 30, 2021, primarily due to $5.2 million lower intangible asset amortization, as new intangible assets were added at a lower rate compared to those which became fully depreciated in the interim period. Fixed asset depreciation decreased by approximately $2.0 million, primarily as a result of fixed asset impairments associated with exited office locations.
Impairments of Long-Lived Assets
Impairments of long-lived assets increased by $2.3 million from $0.7 million for the nine months ended September 30, 2020 to $2.9 million for the nine months ended September 30, 2021, primarily due to the write-off
of fixed assets in our exited office in Bellevue, Washington.
Interest Expense, Net
Interest expense decreased by 9.0%, or $2.3 million, from $25.1 million for the nine months ended September 30, 2020 to $22.8 million for the nine months ended September 30, 2021 due to the reduction in the interest rate on our First Lien Term Loan resulting from a reduction in LIBOR as well as a lower principal balance due to a mandatory principal payment during the second quarter of 2021. Amortization of the loan discount was $1.8 million and $1.7 million for the nine months ended September 30, 2020 and 2021, respectively.
Loss on Interest Rate Swaps
Loss on interest rate swaps decreased by $9.4 million from $9.6 million for the nine months ended September 30, 2020 to $0.2 million for the nine months ended September 30, 2021. The reduction in LIBOR during the nine months ended June 30, 2020 resulted in a MTM loss recorded in that period. As LIBOR was relatively stable for the nine months ended September 30, 2021, the MTM loss and resulting expense was significantly lower than the prior year period.
Income Tax Provision (Benefit)
Income tax provision decreased from an expense of $0.7 million for the nine months ended September 30, 2020 to a benefit of $8.1 million for the nine months ended September 30, 2021. Loss before income taxes decreased from a loss of $50.5 million for the nine months ended September 30, 2020 to a loss of $29.3 million for the nine months ended September 30, 2021, driven primarily by increased revenue partially offset by expenses related to the IPO, including additional stock-based compensation expense. The increase in income tax benefit notwithstanding the decrease in Loss before income taxes is due to the jurisdictional mix of earnings with losses in the U.S. and income in the foreign jurisdictions.
Net Loss, Net Loss per Share and Net Loss Margin
Net loss decreased from a loss of $51.2 million, or a loss per share of $0.58, for the nine months ended September 30, 2020 to a loss of $21.2 million, or a loss per share of $0.24, for the nine months ended September 30, 2021. Net loss margin improved from (15.7)% for the nine months ended September 30, 2020 to (4.5)% for the nine months ended September 30, 2021. The decrease in both net loss and net loss margin resulted from improved operating leverage, as revenues increased by 43.8% while operating expenses grew by only 38.9% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2021, notwithstanding IPO related expenses in 2021.
Non-GAAP
Financial Measures
This report contains
“non-GAAP
financial measures,” which are financial measures that are not calculated and presented in accordance with US GAAP.
Specifically, we make use of the
non-GAAP
financial measures “organic constant currency revenue growth”, “Adjusted EBITDA,” “Adjusted EBITDA Margin,” “Adjusted Net Income,” “Adjusted Earnings Per Share” and “Adjusted Free Cash Flow” to assess the performance of our business.

Organic constant currency revenue growth is calculated by adjusting for any merger and acquisition (“M&A”) activity that contributed revenue in the current period, which was not present in the prior period, and converting the current period revenue at foreign currency exchange rates consistent with the prior period. There was no impact of M&A activity on our revenue in the three and nine months ended September 30, 2021 or in the three and nine months ended September 30, 2020. We present organic constant currency revenue growth because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance; however, it has limitations as an analytical tool, and you should not consider such a measure either in isolation or as a substitute for analyzing our results as reported under US GAAP. In particular, organic constant currency revenue growth does not reflect M&A activity or the impact of foreign currency exchange rate fluctuations.
Adjusted EBITDA is defined as net loss adjusted for provision for income taxes, interest expense, depreciation and amortization, stock-based compensation, costs related to M&A activity, optimization and restructuring, technology transformation costs, foreign currency (gains) and losses and other costs affecting comparability. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue for the applicable period. We present Adjusted EBITDA and Adjusted EBITDA Margin because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management and our board of directors use Adjusted EBITDA to evaluate the factors and trends affecting our business to assess our financial performance and in preparing and approving our annual budget and believe it is helpful in highlighting trends in our core operating performance. Further, our executive incentive compensation is based in part on components of Adjusted EBITDA. Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tools and should not be considered in isolation or as substitutes for our results as reported under US GAAP. Adjusted EBITDA excludes items that can have a significant effect on our profit or loss and should, therefore, be considered only in conjunction with net income (loss) for the period. Our management uses Adjusted EBITDA to supplement US GAAP results to evaluate the factors and trends affecting the business to assess our financial performance and in preparing and approving our annual budget and believe it is helpful in highlighting trends in our core operating performance. Because not all companies use identical calculations, these measures may not be comparable to other similarly titled measures of other companies.
Adjusted Net Income is a
non-GAAP
profitability measure. Adjusted Net Income is defined as net income adjusted for amortization of acquired intangible assets, stock-based compensation, costs related to M&A, optimization and restructuring, technology transformation costs, and certain other costs affecting comparability, adjusted for the applicable tax rate. Adjusted Earnings Per Share is defined as Adjusted Net Income divided by diluted weighted average shares for the applicable period. We present Adjusted Net Income and Adjusted Earnings Per Share because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding certain material non-cash
items and unusual items that we do not expect to continue at the same level in the future. Our management believes that the inclusion of supplementary adjustments to net income (loss) applied in presenting Adjusted Net Income provide additional information to investors about certain material non-cash
items and about items that we do not expect to continue at the same level in the future. Adjusted Net Income and Adjusted Earnings Per Share have limitations as analytical tools, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under US GAAP.
Adjusted Free Cash Flow is defined as Net Cash provided by (used in) Operating Activities minus purchases of property and equipment and purchases of intangible assets and capitalized software. For the nine months ended September 30, 2021, we have adjusted Adjusted Free Cash Flow for one-time, non-operating cash charges related to the IPO. We present Adjusted Free Cash Flow because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding certain material non-recurring, non-operating cash items that we do not expect to continue at the same level in the future. Adjusted Free Cash Flow has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under US GAAP.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA increased by 68.7%, or $20.9 million, from $30.4 million for the three months ended September 30, 2020 to $51.3 million for the three months ended September 30, 2021. Adjusted EBITDA Margin increased by 440 basis points year-over-year from 25.9% for the three months ended September 30, 2020 to 30.3% for the three months ended September 30, 2021. This improvement was due to increased revenue and improved operating leverage.
Adjusted EBITDA increased by 87.9%, or $63.2 million, from $71.9 million for the nine months ended September 30, 2020 to $135.1 million for the nine months ended September 30, 2021. Adjusted EBITDA Margin increased by 680 basis points from 22.1% for the nine months ended September 30, 2020 to 28.9% in the corresponding period in 2021. This improvement was due to increased revenue and improved operating leverage.

The following table reconciles revenue growth, the most directly comparable GAAP measure, to organic constant currency revenue growth for the three and nine months ended September 30, 2020 and 2021.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Reported revenue growth	44.2%	43.8%
Impact from M&A activity(1)	0.0%	0.0%
Impact from foreign currency exchange(2)	1.0%	2.2%

Organic constant currency revenue growth	43.2%	41.6%

(1)	Impact to revenue growth in the current period from acquisitions and dispositions that have occurred over the past twelve months.
(2)	Impact to revenue growth in the current period from fluctuations in foreign currency exchange rates.
The following table reconciles net income (loss), the most directly comparable GAAP measure, to Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
	(dollars in thousands)
Net loss	$(10,386)	$(25,256)	$(51,233)	$(21,231)
Income tax provision (benefit)	5,727	(12,633)	718	(8,080)
Interest expense, net	7,817	7,668	25,110	22,841
Depreciation and amortization	22,863	20,346	68,441	61,193
Stock-based compensation	570	25,582	1,756	27,236
Transaction expenses(1)	539	31,513	1,624	38,771
Restructuring(2)	1,060	634	7,070	4,243
Technology Transformation(3)	2,581	3,137	8,048	9,138
Settlements impacting comparability(4)	120	—	260	—
(Gain) loss on interest rate swaps(5)	(49)	112	9,604	199
Other(6)	(439)	196	535	826
Adjusted EBITDA	$30,403	$51,300	$71,933	$135,136
Adjusted EBITDA Margin	25.9%	30.3%	22.1%	28.9%

(1)
Consists of transaction expenses related to mergers and acquisitions, associated earn-outs, investor management fees in connection with the Fourth Amended and Restated Management Services Agreement and costs related to preparation of the IPO. For the three months ended September 30, 2020, the costs consisted primarily of $0.5 million of investor management fees. For the three months ended September 30, 2021, costs consisted primarily of IPO related expenses of $30.5 million, including $16.8 million of contractual compensation payments to former executives (of which, $15.6 million was funded by certain stockholders), $7.5 million in final settlement of investor management fees, and $6.2 million of professional fees and other related expenses. The period also included $0.6 million of earn-out
and performance-based incentive payments associated with an acquisition in 2018 and $0.3 million of investor management fees in connection with the Fourth Amended and Restated Management Services Agreement, associated with the terms prior to the final settlement. For the nine months ended September 30, 2020, the costs consisted primarily of $1.5 million of investor management fees. For the nine months ended September 30, 2021, the costs consisted primarily of IPO related expenses of $35.9 million, including $16.8 million of contractual compensation payments to former executives (of which, $15.6 million was funded by certain stockholders), $7.5 million of investor management fees, including the final settlement of fees in connection with the Fourth Amended and Restated Management Services Agreement, and $11.6 million of professional fees and related expenses. The period also included $1.4 million of earn-out
and performance-based incentive payments associated with an acquisition in 2018 and $1.4 million of investor management fees in connection with the Fourth Amended and Restated Management Services Agreement, associated with the terms prior to the final settlement.

(2)
Consists of restructuring-related costs, including executive recruiting and severance charges, and lease termination costs and disposal of fixed assets related to our real estate consolidation efforts. During 2019 and 2020, we executed an extensive restructuring program, significantly strengthening our management team and creating a client-facing industry-specific Vertical organization. This program was completed by the end of 2020 and the final costs related to this program were incurred through the first quarter of 2021. Beginning in 2020, we began executing a virtual-first strategy, closing offices and reducing office space globally. We expect this real estate consolidation effort to be completed by the end of 2021. For the three months ended September 30, 2020, the costs primarily comprised of $0.5 million of restructuring-related executive recruiting and severance charges, and $0.6 million related to our real estate consolidation program. For the three months ended September 30, 2021, the costs comprised $0.6 million related to our real estate consolidation program. For the nine months ended September 30, 2020, these costs include approximately $5.8 million of restructuring-related executive recruiting and severance charges, including the elimination of the vice-chairman position, and approximately $1.3 million of expenses related to our real estate consolidation program. For the nine months ended September 30, 2021, the costs primarily comprised $3.7 million related to the real estate consolidation program, due largely to the write-off
on disposal of fixed assets for our exited facility in Bellevue, Washington.

(3)
Includes costs related to technology modernization efforts. We believe that these costs are discrete and non-recurring
in nature, as they relate to a
one-time
restructuring and decommissioning of our
on-premise
production systems and corporate technological infrastructure and the move to a managed service provider, decommissioning redundant fulfillment systems and modernizing internal functional systems. As such, they are not normal, recurring operating expenses and are not reflective of ongoing trends in the cost of doing business. The significant majority of these are related to the last two phases of Project Ignite, with the remainder related to an investment made to modernize internal functional systems in preparation for our public company infrastructure. For the three months ended September 30, 2020, investment related to Project Ignite was $2.4 million, and additional investment made to modernize internal functional systems was $0.2 million. For the three months ended September 30, 2021, investment related to Project Ignite was $3.1 million. For the nine months ended September 30, 2020, investment related to Project Ignite was $6.6 million, and additional investment made to modernize internal functional systems was $1.4 million. For the nine months ended September 30, 2021, investment related to Project Ignite was $9.1 million.

(4)
Consists of
non-recurring
settlements impacting comparability. For the three months ended September 30, 2020, the cost of $0.1 million was primarily related to the 2019 settlement with the Consumer Financial Protection Bureau (“CFPB”). For the nine months ended September 30, 2020, the cost of $0.3 million primarily related to the 2019 settlement with the CFPB.

(5)	Consists of (gain) loss on interest rate swaps. See “—Part I. Item 3. Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” for additional information on interest rate swaps.
(6)
Consists of costs related to a local government mandate in India, (gain) loss on foreign currency transactions, impairment of capitalized software and other costs outside of the ordinary course of business.

The following table summarizes these costs for the three and nine months ended September 30, 2020 and 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
	(in thousands)
Other
Government mandate	$—	$—	$1,291	$—
(Gain) Loss on foreign currency transactions	(439)	196	(120)	1,316
Impairment of capitalized software	—	—	73	30
Duplicate fulfillment charges	—	—	(709)	(521)

Total	$(439)	$196	$535	$825

The following table presents the calculation of Net Loss Margin and Adjusted EBITDA Margin for the three and nine months ended September 30, 2020 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(dollars in thousands)
Net loss	$(10,386)	$(25,256)	$(51,233)	$(21,231)
Adjusted EBITDA	30,403	51,300	71,933	135,136
Revenues	117,602	169,557	325,550	468,255
Net loss margin	(8.8)%	(14.9)%	(15.7)%	(4.5)%
Adjusted EBITDA margin	25.9%	30.3%	22.1%	28.9%
Adjusted Net Income and Adjusted Earnings Per Share
Adjusted Net Income increased by 187%, or $20.6 million, from $11.0 million for the three months ended September 30, 2020 to $31.6 million for the three months ended September 30, 2021. The increase was primarily driven by an increase in revenues and improved operating leverage.

Adjusted Net Income increased by 298%, or $52.1 million, from $17.5 million for the nine months ended September 30, 2020 to $69.6 million for the nine months ended September 30, 2021. The increase was primarily driven by an increase in revenues and improved operating leverage.
Adjusted Earnings Per Share—basic increased by 184%, or $0.23 per share from $0.12 per share for the three months ended September 30, 2020 to $0.35 per share for the three months ended September 30, 2021. Adjusted Earnings Per Share—diluted increased by 168%, or $0.21 per share from $0.12 per share for the three months ended September 30, 2020 to $0.33 per share for the three months ended September 30, 2021. The increase in Earnings Per Share—basic and Earnings Per Share—diluted was primarily due to the increase in Adjusted Net Income.
Adjusted Earnings Per Share—basic increased by 295%, or $0.58 per share, from $0.20 per share for the nine months ended September 30, 2020 to $0.78 per share for the nine months ended September 30, 2021, and Adjusted Earnings Per Share—diluted increased by 270%, or $0.54 per share, from $0.20 per share for the nine months ended September 30, 2020 to $0.74 per share for the nine months ended September 30, 2021, primarily due to the increase in adjusted net income.
The following tables reconcile operating income (loss), or net income (loss), the most directly comparable GAAP measures, to Adjusted Net Income and Adjusted Earnings Per Share for the three and nine months ended September 30, 2020 and 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
	(in thousands, except per share amounts)
Net (loss) income	$(10,386)	$(25,256)	$(51,233)	$(21,231)
Income tax (benefit) expense	5,727	(12,633)	718	(8,080)
(Loss) income before income taxes	(4,659)	(37,889)	(50,515)	(29,311)
Amortization of acquired intangible assets	15,119	12,962	45,289	39,232
Stock-based compensation	570	25,582	1,756	27,236
Transaction expenses(1)	539	31,513	1,624	38,771
Restructuring(2)	1,060	634	7,070	4,194
Technology Transformation(3)	2,581	3,137	8,048	9,138
Settlements impacting comparability(4)	120	—	260	—
(Gain) loss on interest rate swaps(5)	(49)	112	9,604	199
Other(6)	(439)	196	535	826
Adjusted Net Income before income tax effect	14,842	36,248	23,671	90,333
Income tax effect(7)	3,859	4,672	6,154	20,686
Adjusted Net Income	10,983	31,575	17,517	69,646
Net Loss per share—diluted	(0.12)	(0.28)	(0.58)	(0.24)
Adjusted Earnings Per Share—basic	0.12	0.35	0.20	0.78
Adjusted Earnings Per Share—diluted	0.12	0.33	0.20	0.74

(1)	Consists of transaction expenses related to mergers and acquisitions, associated earn-outs, investor management fees, and costs related to preparation of the IPO.
(2)
Consists of restructuring-related costs, including executive recruiting and severance charges, and lease termination costs and disposal of fixed assets related to our real estate consolidation efforts. During 2019 and 2020, we executed an extensive restructuring program, significantly strengthening our management team and creating a client-facing industry-specific Vertical organization. This program was completed by the end of 2020 and the final costs related to this program were incurred through the first quarter of 2021. Beginning in 2020, we began executing a virtual-first strategy, closing offices and reducing office space globally. We expect this real estate consolidation effort to be completed by the end of 2021.

(3)
Includes costs related to technology modernization efforts. We believe that these costs are discrete and non-recurring
in nature, as they relate to a
one-time
restructuring and decommissioning of our
on-premise
production systems and corporate technological infrastructure and the move to a managed service provider, decommissioning redundant fulfillment systems and modernizing internal functional systems. As such, they are not normal, recurring operating expenses and are not reflective of ongoing trends in the cost of doing business. The significant majority of these are related to the last two phases of Project Ignite, with the remainder related to an investment made to modernize internal functional systems in preparation for our public company infrastructure.

(4)	Consists of non-recurring settlements impacting comparability.
(5)	Consists of (gain) loss on interest rate swaps. See “—Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” for additional information on interest rate swaps.
(6)
Consists of costs related to a local government mandate in India, (gain) loss on foreign currency transactions, impairment of capitalized software and other costs outside of the ordinary course of business.

The following table summarizes these costs for the three and nine months ended September 30, 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
	(in thousands)
Other
Government mandate	$—	$—	$1,291	$—
(Gain) Loss on foreign currency transactions	(439)	196	(120)	1,316
Impairment of capitalized software	—	—	73	30
Duplicate fulfillment charges	—	—	(709)	(521)

Total	$(439)	$196	$535	$825

(7)
Effective tax rates of 26%, 13%, and 23% have been used to compute Adjusted Net Income for the 2020 periods, the three months ended September 30, 2021 and the nine months ended September 30, 2021, respectively. As of December 31, 2020, we had net operating loss carryforwards of approximately $120.6 million for federal, state, and foreign income tax purposes available to reduce future income subject to income taxes. The amount of actual cash taxes we pay for federal, state, and foreign income taxes differs significantly from the effective income tax rate computed in accordance with GAAP, and from the normalized rate shown above.

The following table reconciles net loss per share, the most directly comparable GAAP measure, to Adjusted Earnings Per Share for the three months ended September 30, 2020 and 2021 and for the nine months ended September 30, 2020 and 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
	(in thousands, except share and per share amounts)
Net income (loss)	$(10,386)	$(25,256)	$(51,233)	$(21,231)
Less: Undistributed amounts allocated to participating securities	—	—	—	—

Undistributed (losses) earnings allocated to stockholders	$(10,386)	$(25,256)	$(51,233)	$(21,231)

Weighted average number of shares outstanding – basic	88,332,134	89,431,022	88,325,838	88,956,388
Weighted average number of shares outstanding – diluted	88,332,134	89,431,022	88,325,838	88,956,388
Net income (loss) per share – basic	$(0.12)	$(0.28)	$(0.58)	$(0.24)
Net income (loss) per share – diluted	(0.12)	(0.28)	(0.58)	(0.24)
Adjusted Net Income	$10,983	$31,575	$17,517	$69,646
Less: Undistributed amounts allocated to participating securities	—	—	—	—

Undistributed (losses) earnings allocated to stockholders	$10,983	$31,575	$17,517	$69,646
Weighted average number of shares outstanding – basic	88,332,134	89,431,022	88,325,838	88,956,388
Weighted average number of shares outstanding – diluted	88,410,918	95,008, 310	88,377,154	93,532,785
Adjusted earnings per share – basic	$0.12	$0.35	$0.20	$0.78
Adjusted earnings per share – diluted	0.12	0.33	0.20	0.74
The following table presents the calculation of Adjusted Diluted Earnings Per Share for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Net income (loss) per share – diluted	$(0.12)	$(0.28)	$(0.58)	$(0.24)
Adjusted Net Income adjustments per share
Income tax (benefit) expense	0.06	(0.12)	0.01	(0.08)
Amortization of acquired intangible assets	0.17	0.14	0.51	0.42
Stock-based compensation	0.01	0.27	0.02	0.29
Transaction expenses(1)	0.01	0.33	0.02	0.41
Restructuring(2)	0.01	0.01	0.08	0.05
Technology Transformation(3)	0.03	0.03	0.09	0.10
Settlements impacting comparability(4)	—	—	—	—
Loss/Gain on interest Swap(5)	—	—	0.11	—
Other(6)	—	—	0.01	0.01
Income tax effect(7)	(0.04)	(0.05)	(0.07)	(0.22)

Adjusted earnings per share – diluted	$0.12	$0.33	$0.20	$0.74

Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding – diluted (GAAP)	88,332,134	89,431,022	88,325,838	88,956,388
Options not included in weighted average number of shares outstanding – diluted (GAAP) (using treasury stock method)	78,784	5,577,288	51,316	4,576,397

Weighted average number of shares outstanding – diluted (non-GAAP) (using treasury stock method)	88,410,918	95,008,310	88,377,154	93,532,785

(1)	Consists of transaction expenses related to mergers and acquisitions, associated earn-outs, investor management fees, and costs related to preparation of the IPO.
(2)
Consists of restructuring-related costs, including executive recruiting and severance charges, and lease termination costs and disposal of fixed assets related to our real estate consolidation efforts. During 2019 and 2020, we executed an extensive restructuring program, significantly strengthening our management team and creating a client-facing industry-specific Vertical organization. This program was completed by the end of 2020 and the final costs related to this program were incurred through the first quarter of 2021. Beginning in 2020, we began executing a virtual-first strategy, closing offices and reducing office space globally. We expect this real estate consolidation effort to be completed by the end of 2021.

(3)
Includes costs related to technology modernization efforts. We believe that these costs are discrete and non-recurring in nature, as they relate to a one-time restructuring and decommissioning of our on-premise production systems and corporate technological infrastructure and the move to a managed service provider, decommissioning redundant fulfillment systems and modernizing internal functional systems. As such, they are not normal, recurring operating expenses and are not reflective of ongoing trends in the cost of doing business. The significant majority of these are related to the last two phases of Project Ignite, with the remainder related to an investment made to modernize internal functional systems in preparation for our public company infrastructure.

(4)	Consists of non-recurring settlements impacting comparability.
(5)	Consists of (gain) loss on interest rate swaps. See “—Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” for additional information on interest rate swaps.
(6)
Consists of costs related to a local government mandate in India, (gain) loss on foreign currency transactions, impairment of capitalized software and other costs outside of the ordinary course of business.

The following table summarizes these costs for the three and nine months ended September 30, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands)
Other
Government mandate	$—	$—	$1,291	$—
(Gain) Loss on foreign currency transactions	(439)	196	(120)	1,316
Impairment of capitalized software	—	—	73	30
Duplicate fulfillment charges	—	—	(709)	(521)

Total	$(439)	$196	$535	$825

(7)
Effective tax rates of 26%, 13%, and 23% have been used to compute Adjusted Net Income for the 2020 periods, the three months ended September 30, 2021 and the nine months ended September 30, 2021, respectively. As of December 31, 2020, we had net operating loss carryforwards of approximately $120.6 million for federal, state, and foreign income tax purposes available to reduce future income subject to income taxes. The amount of actual cash taxes we pay for federal, state, and foreign income taxes differs significantly from the effective income tax rate computed in accordance with GAAP, and from the normalized rate shown above.

Liquidity and Capital Resources
Overview
Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs to meet operating expenses, debt service, acquisitions, capital expenditures, other commitments and contractual obligations. We consider liquidity in terms of cash flows from operations and their sufficiency to fund our operating and investing activities.

Our primary cash needs are for
day-to-day
operations, working capital requirements, capital expenditures for ongoing development of our technological offering and other mandatory payments such as taxes, and debt principal and interest obligations. Our liquidity needs are met primarily through cash flows from operations, which include cash received from customers less cash costs related to our operations.
Our capital expenditures can vary depending on the timing of the development of new products and services and technological enhancement-related investments. Capital expenditures for the nine months ended September 30, 2020 and 2021 were approximately $13.1 million and $14.6 million, respectively, primarily related to capitalizable software development.
We believe that our projected cash position and cash flows from operations will be sufficient to fund our liquidity requirements for at least the next twelve months. However, our future liquidity requirements could be higher than we currently expect as a result of various factors. For example, any future investments, acquisitions, joint ventures or other similar transactions may require additional capital. In addition, our ability to continue to meet our future liquidity requirements will depend on, among other things, our ability to achieve anticipated levels of revenues and cash flows from operations and our ability to manage costs and working capital successfully, all of which are subject to general economic, financial, competitive and other factors beyond our control. In the event we require any additional capital, it will take the form of equity or debt financing, or both, and there can be no assurance that we will be able to raise any such financing on terms acceptable to us or at all.
As of September 30, 2021, we had cash and cash equivalents of approximately $192.4 million. On November 1, 2021, the Company utilized the net proceeds from the IPO and cash on hand to repay $100.0 million of outstanding borrowings under the First Lien Term Loan. As of December 31, 2020, we had cash and cash equivalents of $66.6 million. This amount includes $6.7 million accrued at year-end
2020 for our 2020 excess cash flow payment paid to lenders under the Credit Agreement (as defined below) in April 2021. All cash and cash equivalents are held with independent financial institutions with a minimum credit rating of A as defined by the three main credit rating agencies. As of September 30, 2021, all cash and cash equivalents were held in accounts with banks such that the funds are immediately available or in fixed term deposits with a maximum maturity of three months.
Credit Facility
In June 2015, our subsidiary Sterling Midco Holdings, Inc. (predecessor to Sterling Infosystems, Inc.) entered into a first lien credit agreement as borrower (as most recently amended by the Sixth Amendment thereto dated August 11, 2021, the “Credit Agreement”) with KeyBank National Association, as administrative agent (the “Administrative Agent”), certain guarantors party thereto and various lenders, including Goldman Sachs Lending Partners LLC, as lenders. The Credit Agreement provides for aggregate principal borrowings of $795.0 million (subject to the increase described below), comprising a $655.0 million original principal amount of term loan (the “First Lien Term Loan”) which matures in June 2024 and a $140.0 million revolving credit facility (the “Revolver”), which matures the earlier of (a) August 11, 2026 or(b) December 31, 2023 unless, on or prior to December 31, 2023, the First Lien Term Loan has been (i) refinanced with the proceeds of indebtedness with a final maturity date that is no earlier than February 11, 2027 or (ii) amended, modified or waived, such that the final maturity date of the First Lien Term Loan is no earlier than February 11, 2027.
Amounts outstanding under the First Lien Term Loan bear interest under either of the following two rates, elected in advance quarterly by the borrower for periods of either one month, two months, three months or six months: (1) an applicable rate of 2.5% plus a base rate (equal to the greater of (a) the prime rate (b) the federal funds rate plus
1
⁄
2
of 1% or
(c) the one-month LIBOR
plus 1%, subject to a 2% floor); or (2) an applicable rate of 3.5%
plus one-month LIBOR
which is subject to a 1% floor. Interest on LIBOR borrowings is payable on the last business day of the interest period selected except in the case of a six-month election,
in which case it is payable on the last day of the third and sixth month. The interest rate in effect for the First Lien Term Loan as of September 30, 2021 was 4.5%. The First Lien Term Loan requires $1.6 million repayment of principal on the last business day of each March, June, September and December. Under the Credit Agreement, we must also make a mandatory prepayment of principal in the amount of 50% of the excess cash, as defined in the Credit Agreement, generated in any given year, if our Net Leverage Ratio (as defined in the Credit Agreement) is greater than or equal to 2.95:1.00. In 2020, the mandatory prepayment was $6.7 million and was paid in April 2021. On November 1, 2021, the Company utilized the net proceeds from the IPO and cash on hand to repay $100.0 million of outstanding borrowings under the First Lien Term Loan. All remaining outstanding principal is due at maturity in June 2024. We have been in compliance with all covenants under the Credit Agreement since origination.

Pursuant to the Sixth Amendment to the Credit Agreement, the $85.0 million Revolver automatically increased an additional $55.0 million to $140.0 million upon the consummation of the IPO on September 23, 2021.
Amounts outstanding under the Revolver bear interest at a tiered floating interest rate based on the net leverage ratio of the borrower. The rate may be chosen periodically in advance of each interest period at the election of the borrower, as follows: (1) an applicable rate of 2.5% plus the greater of (a) the prime rate (b) the federal funds rate plus
1
⁄
2
of 1% (c) the
one-month
LIBOR plus 1% or (d) a 2% floor or (2) an applicable rate of 3.5% plus one-month
LIBOR. In addition, there is a quarterly fee of 0.50% or 0.375% on the unused portion of the commitments based on the first lien net leverage ratio. Unused and therefore available borrowings under the Revolver, net of letters of credit, were $84.0 million and $139.3 million as of December 31, 2020 and September 30, 2021, respectively. The Revolver matures on the earlier of August 11, 2026 or December 31, 2023 unless, on or prior to December 31, 2023, the First Lien Term Loan has been refinanced with a final maturity date that is no earlier than February 11, 2027 or amended, modified or waived, such that the final maturity date of the First Lien Term Loan is no earlier than February 11, 2027. We can use available funding capacity under the Revolver to satisfy letters of credit related to leased office space and other obligations, subject to a sublimit equal to the lesser of $20.0 million or aggregate amounts available for borrowing under the Revolver. The issuance of letters of credit reduce the available capacity under the Revolver. We had outstanding letters of credit totaling $1.0 million as of December 31, 2020 and $0.7 million as of September 30, 2021 and additional availability for letters of credit of $19.0 million and $19.3 million, respectively.
The Credit Agreement contains covenants that, among other things restrict our ability to: incur certain additional indebtedness; transfer money between our various subsidiaries; pay dividends on, repurchase or make distributions with respect to our subsidiaries’ capital stock or make other restricted payments; issue stock of subsidiaries; make certain investments, loans or advances; transfer and sell certain assets; create or permit liens on assets; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into certain transactions with our affiliates; and amend certain documents. The Credit Agreement also contains financial covenants that require us to maintain a total specified leverage ratio of less than 6.75:1.00 for so long as we have borrowed at least 35% or more of the total availability under the Revolver. Compliance with the financial covenants may be waived by lenders holding a majority of the Revolver. We were in compliance with all financial covenants under the Credit Agreement as of September 30, 2021.
Obligations under the Credit Agreement are collateralized by a first lien on substantially all the assets and outstanding capital stock of the Company subject to exceptions. The Credit Agreement also contains various events of default, including, without limitation, the failure to pay interest or principal when the same is due, cross default and cross acceleration provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding under the Credit Agreement, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2021.

	Nine Months Ended September 30,
	2020	2021
	(in thousands)
Net cash provided by operating activities	$25,853	$38,926
Net cash used in investing activities	(12,849)	(14,599)
Net cash (used in) provided by financing activities	(3,651)	102,300
Increase in cash and cash equivalents	9,353	126,627
Effect of exchange rate changes on cash	(2,194)	(863)
Cash and cash equivalents at beginning of the period	50,299	66,633

Cash and cash equivalents at end of the period	$57,458	$192,397

Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2020 and 2021 was $25.9 million and $38.9 million, respectively. The increase year-over-year was driven primarily by the reduction in net loss resulting from increased revenue.
Net cash provided by operating activities for the nine months ended September 30, 2020 reflects the adjustment to net loss for non-cash
charges totaling $76.3 million, primarily driven by $68.4 million in depreciation and amortization, a $7.4 million change in fair value of derivatives, $1.8 million of stock-based compensation, $1.8 million of debt discount amortization and $1.1 million of other charges, partially offset by $4.1 million in deferred income taxes. Changes in operating assets and liabilities provided an additional $0.7 million of operating cash flow primarily due to an $8.0 million increase in other liabilities and a $2.8 million decrease in prepaid expenses, partially offset by an $8.0 million decrease in accrued expenses and a $2.4 million decrease in other assets.
Net cash provided by operating activities for the nine months ended September 30, 2021 reflects the adjustment to net income for non-cash
charges totaling $73.1 million primarily driven by $61.2 million of depreciation and amortization, $27.2 million of stock-based compensation, driven by the accelerated vesting of options due to the IPO, $2.9 million of impairments of long-lived assets, $1.7 million of amortization of debt discount and $0.9 million of other charges, partially offset by $13.3 million of deferred income taxes, a $5.0 million change in the fair value of derivatives, a $1.3 million credit to deferred rent and $1.2 million excess payment on contingent consideration related an acquisition made in 2018. Changes in operating assets and liabilities for the nine months ended September 30, 2021 decreased cash flow from operating activities by $13.1 million. An increase in accounts receivable of $40.4 million, due to increased revenue, and an increase in prepaid expenses of $1.4 million were largely offset by a $12.1 increase in accounts payable and a $15.6 million increase in accrued expenses.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2020 and 2021 was $12.8 million and $14.6 million, respectively. Net cash used in investing activities for the nine months ended September 30, 2020 consisted of a $11.3 million investment in capitalized software and $1.8 million in purchases of computer hardware and other property, plant and equipment, partially offset by $0.2 million in proceeds from disposal of property, plant and equipment. Net cash used in investing activities for the nine months ended September 30, 2021 consisted of a $12.0 million investment in capitalized software and $2.6 million in purchases of computer hardware and other property, plant and equipment.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2020 was $3.7 million. Net cash provided by financing activities for the nine months ended September 30, 2021 was $102.3 million. The increase year-over-year is primarily due to proceeds from the issuance of common stock in connection with the IPO in September 2021. Net cash used in financing activities for the nine months ended September 30, 2020 was comprised of $4.8 million in principal payments on our long-term debt offset by $1.2 million of proceeds received from the issuance of common stock.
Net cash provided by financing activities for the nine months ended September 30, 2021 was comprised of $102.6 million of proceeds from the issuance of common stock in our IPO, net of underwriting discounts and commissions, $2.5 million of proceeds from the issuance of common stock and a $15.6 million received from certain stockholders related to a one-time
payment to a former executive as a result of the IPO. The one-time payment is reflected in cash flows from operating activities. Net cash provided by financing activities for the nine months ended September 30, 2021 was partially offset by $6.1 million of IPO issuance costs, $11.5 million in principal payments on our long-term debt, including the $6.7 million mandatory payment on excess cash as required by our Credit Agreement and $0.7 million in payment of earn-out
contingent consideration related to an acquisition in 2018.
Adjusted Free Cash Flow
For the nine months ended September 30, 2021, the Company generated $58.3 million of Adjusted Free Cash Flow, adjusted for one-time, cash, non-operating expenses related to the IPO, compared to $12.8 million in the previous period.
The following table reconciles net cash flow provided by operating activities, the most directly comparable GAAP measure, to Adjusted Free Cash Flow for the nine months ended September 30, 2020 and 2021.

	Nine Months Ended September 30,
(in thousands)	2020	2021
Net Cash provided by Operating Activities	$25,853	$38,926

Total IPO adjustments (1)	—	34,003

Purchases of intangible assets and capitalized software	(11,250)	(11,987)
Purchases of property and equipment	(1,835)	(2,619)

Adjusted Free Cash Flow	$12,768	$58,323

(1)
Includes one-time, cash, non-operating charges related to the IPO. Costs included are $16.8 million of contractual compensation payments to former executives, of which, $15.6 million was funded by certain stockholders, $9.3 million final settlement of investor management fees in connection with the Fourth Amended and Restated Management Services Agreement, and $7.9 million related primarily to professional fees and other expenses.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in accordance with US GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our IPO Prospectus for a description of our critical accounting estimates and Note 2 to our 2020 consolidated financial statements in our IPO Prospectus for our significant accounting policies. There were no changes to our critical accounting estimates in the nine months ended September 30, 2021. See Note 3 to our unaudited condensed consolidated financial statements in this Quarterly Report for a discussion of new accounting guidance adopted during the first nine months of 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency and Derivative Risk
We have entered into foreign currency options and forward contracts to mitigate the foreign exchange risk on expected future cash outlays to fund our fulfillment centers. We hedge our Indian rupee (“INR”) denominated expenses through foreign exchange contracts. These contracts were designated as cash flow hedges and qualified for hedge accounting under GAAP. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is also presented in the same line of the unaudited condensed consolidated statements of operations and comprehensive loss as the earnings effect of the hedged transaction. During the nine months ended September 30, 2020, there was a gain of $0.3 million related to the excluded components of the hedged transaction, which was reclassified into cost of revenues and selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive loss. During the nine months ended September 30, 2021, there was a gain of $0.2 million related to the excluded components of the hedged transaction, which was reclassified into cost of revenues and selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive loss.
Recognized realized net gains from remeasurement of foreign currency forward contracts were immaterial for the nine months ended September 30, 2020 and 2021.
As of December 31, 2020, we had
USD-INR
foreign currency forward contracts with a notional value totaling approximately $16.8 million. The fair value of these contracts was $0.6 million and is included in Other current assets on the unaudited condensed consolidated balance sheets. As of September 30, 2021, we had
USD-INR
foreign currency forward contracts with a notional value totaling approximately $4.2 million. The fair value of these contracts was $0.2 million and is included in Other current assets on the unaudited condensed consolidated balance sheets.
Credit Risk
As of December 31, 2020 and September 30, 2021, we had accounts receivable, net of allowance for doubtful accounts, of $80.4 million and $119.8 million, respectively. For the nine months ended September 30, 2020 and 2021, no single client accounted for more than 10% of our revenue. No single client had an accounts receivable balance greater than 10% of total accounts receivable as of December 31, 2020 or September 30, 2021.
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings, mainly under our Credit Agreement. Our First Lien Term Loan accrues interest at either (1) an applicable rate of 2.5% plus the greater of (a) the prime rate or (b) the federal funds rate plus
1
/
2
of 1% (c) the
one-month
LIBOR plus 1%, or (d) a 2% floor; (2) an applicable rate of 3.5% plus one-month
LIBOR which is subject to a 1% floor. Our borrowings as of September 30, 2021 accrue interest at 4.5%, based on an applicable rate of 3.5% plus LIBOR rate floor of 1% as per (2) above.
We hedge against changes in the interest rates through two interest rate swaps which hedge the future cash flows on approximately 50% of the outstanding principal balance of the aggregate amounts due under the First Lien Term Loan. The terms of the swaps allow us to effectively set LIBOR to 2.9235% through June 30, 2022.
Effects of Inflation
While inflation may impact our revenues and operating expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
off-balance
sheet arrangements.
Item 4. Controls and Procedures
Material Weakness in Internal Control over Financial Reporting
As disclosed in our IPO Prospectus, during the course of preparing for the IPO, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
We lacked a sufficient number of tax professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose tax accounting matters timely and accurately. This material weakness contributed to us not being able to design and maintain appropriate accounting policies, procedures and controls over income and other taxes, including controls over the completeness and accuracy of deferred income taxes, sales tax liabilities, and the global income tax provision, and maintain appropriate segregation of duties within the tax process.
This material weakness resulted in immaterial adjustments to deferred income taxes, accrued expenses, income tax benefit, selling, general and administrative expense and goodwill as of December 31, 2020 and 2019 and for the years then ended. Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.
Remediation of Material Weakness
We are designing and implementing measures designed to improve our internal control over financial reporting and to remediate this material weakness. In September 2021, we hired a Chief Tax Officer with over 25 years of progressive tax leadership experience working for and with several of the largest public global Fortune 500 companies. We plan to continue to search for additional tax personnel with the appropriate knowledge, training and experience to appropriately analyze, record and disclose tax accounting matters timely and accurately, and to design and maintain appropriate accounting policies, procedures and controls over income and other taxes, commensurate with our financial reporting requirements. Additionally, we are currently supplementing our resources through the use of a third-party tax advisor and intend to continue utilizing the third-party tax advisor until we have hired sufficient tax personnel. We are committed to maintaining a strong internal control environment, and we expect to continue our efforts to ensure the material weakness described above is remediated. However, the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Evaluation of Disclosure Controls and Procedures
As required by
Rule 13a-15(b) under
the Exchange Act, our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Based upon the evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described above.

However, after giving full consideration to the material weakness, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Quarterly Report were prepared in accordance with U.S. generally accepted accounting principles, our management has concluded that our consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rules
13a-15(f)
and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or taken together have a material adverse effect on our business, financial condition, or liquidity.
Item 1A. Risk Factors.
There have been no material changes with respect to the risk factors as previously disclosed in our IPO Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Proceeds
On September 27, 2021, we completed the IPO of our common stock, $0.01 par value per share, at an offering price of $23.00 per share. We and certain selling stockholders sold an aggregate of 16,427,750 shares of our common stock at an aggregate offering price of approximately $377.8 million, including 4,760,000 shares that we sold at an aggregate offering price of approximately $109.5 million and 11,667,750 shares that the selling stockholders sold at an aggregate offering price of approximately $268.4 million. The offering closed on September 27, 2021, resulting in net proceeds to us of approximately $94.5 million after deducting the underwriting discount of approximately $6.8 million and offering expenses payable by us of approximately $8.1 million. Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC acted as lead book-running managers for the offering. Robert W. Baird & Co. Incorporated, William Blair & Company, L.L.C., KeyBanc Capital Markets Inc., Nomura Securities International, Inc. and Stifel, Nicolaus & Company, Incorporated acted as book-running managers for the offering. ING Financial Markets LLC and R. Seelaus & Co., LLC acted as co-managers
for the offering. All shares sold were registered pursuant to the Company’s Registration Statement on Form
S-1
(File
No. 333-259113),
which was declared effective by the Securities Exchange Commission on September 22, 2021. All shares registered pursuant to such Registration Statement were sold in such IPO.
On November 1, 2021, we used the net proceeds to us from the IPO, together with cash on hand, to repay $100.0 million outstanding under our First Lien Term Loan. Certain of the underwriters of the IPO and/or their respective affiliates are lenders of the First Lien Term Loan and, as a result, received a portion of the net proceeds from the IPO that were allocated to the repayment of such borrowings, on a pro rata basis across all applicable lenders thereunder. The lenders under our First Lien Term Loan include Goldman Sachs Lending Partners LLC, an affiliate of Goldman Sachs. There has been no material change in the use of proceeds as described in the IPO Prospectus.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
(a) Exhibits.

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Sterling Check Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 27, 2021).

3.2	Amended and Restated Bylaws of Sterling Check Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 27, 2021).

10.1*	Amended and Restated Stockholders’ Agreement, dated September 22, 2021, among Sterling Check Corp., the Founder Stockholders, the GS Stockholders and the other Stockholders party thereto.

10.2	Sixth Amendment to the First Lien Credit Agreement, by and among Sterling Infosystems, Inc., as the borrower, Sterling Intermediate Corp., as the parent, the guarantors party thereto, KeyBank National Association, as administrative agent, and the lender parties thereto, dated August 11, 2021 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

10.3+	Sterling Check Corp. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 27, 2021).

10.4+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed in September 13, 2021).

10.5+	Sterling Ultimate Parent Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on September 13, 2021).

10.6+	Sterling Ultimate Parent Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on September 13, 2021).

10.7+	Restricted Stock Grant Notice and Restricted Stock Agreement—US Senior Executive IPO Form, under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

10.8+	Nonqualified Stock Option Grant Notice and Nonqualified Stock Option Agreement - US Senior Executive IPO Form, under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

10.9+	Nonqualified Stock Option Grant Notice and Nonqualified Stock Option Agreement - Director IPO Form, under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

10.10+	Form of Loan Forgiveness Agreement (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed in September 13, 2021).

10.11+	Amended and Restated Employment Agreement dated as of August 5, 2021, by and among Joshua Peirez, Sterling Ultimate Parent Corp., and Sterling Infosystems, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

10.12+	Amendment to Severance Agreement dated as of August 19, 2021, by and between Peter Walker and Sterling Infosystems, Inc. (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

10.13+	Severance Agreement dated as of August 19, 2021, by and between Lou Paglia and Sterling Infosystems, Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit Description

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CHECK CORP.

By:	/s/ Joshua Peirez
Joshua Peirez
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021

By:	/s/ Peter Walker
Peter Walker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2021