Form 10-K
period 2021-12-31
Sterling Check Corp.
filed 2022-03-16
CIK 1645070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021
or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from    to
Commission file number 001-40829

Sterling Check Corp.
(Exact name of registrant as specified in its charter)

Delaware	37-1784336
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1 State Street Plaza, 24th Floor
New York, New York	10004
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:
1(800) 853-3228
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	STER	The Nasdaq Stock Market LLC
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☑
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The registrant’s common stock, par value $0.01 per share, began trading on the Nasdaq Stock Exchange LLC on September 23, 2021. The aggregate market value of the registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at December 31, 2021 was approximately $703.5 million.
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of March 14, 2022 was 96,294,882 (excluding treasury shares of 107,820).
DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Proxy Statement for the	Part III
2022 Annual Meeting of Stockholders

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that all forward-looking statements that we make will be subject to the safe harbor protections created thereby. You can generally identify forward-looking statements by our use of forward-looking terminology such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements regarding our expectations about market trends, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance contained in this Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements, or could affect our share price. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•changes in economic, political and market conditions and the impact of these changes on our clients’ hiring trends;

•the sufficiency of our cash to meet our liquidity needs;

•the possibility of cyberattacks, security vulnerabilities and internet disruptions, including breaches of data security and privacy leaks, data loss and business interruptions;

•our ability to comply with the extensive United States (“U.S.”) and foreign laws, regulations and policies applicable to our industry, and changes in such laws, regulations and policies;

•our compliance with data privacy laws and regulations;

•potential liability for failures to provide accurate information to our clients, which may not be covered, or may be only partially covered, by insurance;

•the possible effects of negative publicity on our reputation and the value of our brand;

•our failure to compete successfully;

•our ability to keep pace with changes in technology and to provide timely enhancements to our products and services;

•the continued impact of COVID-19 on global markets, economic conditions and the response by governments and third parties;

•our ability to cost-effectively attract new clients and retain our existing clients;

•our ability to grow our Identity-as-a-Service offerings;

•our success in new product introductions and adjacent market penetrations;

•our ability to expand into new geographies;

•our ability to pursue strategic mergers and acquisitions;

•design defects, errors, failures or delays with our products and services;

•systems failures, interruptions, delays in services, catastrophic events and resulting interruptions;

•natural or man-made disasters including pandemics and other significant public health emergencies, outbreaks of hostilities or effects of climate change and our ability to deal effectively with damage or disruption caused by the foregoing;

•our ability to implement our business strategies profitably;

•our ability to retain the services of certain members of our management;

•inadequate protection of our intellectual property;

•our ability to implement, maintain and improve effective internal controls and remediate the material weakness described in Item 9A. "Controls and Procedures" of this Annual Report on Form 10-K;

•our ability to comply with public company requirements in a timely and cost-effective manner, and expense strain on our resources and diversion of our management’s attention resulting from public company compliance requirements; and

•the other risks described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, they may not be predictive of results or developments in future periods.

Any forward-looking statement that we make in this Annual Report on Form 10-K speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K.

Investors and others should note that we announce material financial and operational information using our investor relations website, press releases, U.S. Securities and Exchange Commission (“SEC”) filings and public conference calls and webcasts. Information about Sterling Check Corp., our business, and our results of operations may also be announced by posts on our accounts on the following social media channels: Instagram, Facebook, LinkedIn and Twitter. The information contained on, or that can be accessed through, our social media channels and our website is deemed not to be incorporated in this Annual Report on Form 10-K or to be a part of this Annual Report on Form 10-K. The information that we post through these social media channels may be deemed material. As a result, we encourage investors, the media and others interested in Sterling Check Corp. to monitor these social media channels in addition to following our investor relations website, press releases, SEC filings and public conference calls and webcasts. The list of social media channels we use may be updated from time to time on our investor relations website.

PART I

Item 1. Business.
Sterling Overview
Sterling Check Corp. (“the Company,” “Sterling,” “we,” “us” or “our”) is incorporated in the state of Delaware and its principal executive offices are at 1 State Street Plaza, 24th Floor, New York, New York. Our phone number is 1 (800) 853-3228 and our website address is www.sterlingcheck.com. Our common stock is traded on the Nasdaq Stock Market LLC under the symbol “STER”.
We are a leading global provider of technology-enabled background and identity verification services. We provide the foundation of trust and safety our clients need to create great environments for their most essential resource—people. We offer a comprehensive hiring and risk management solution that begins with identity verification, followed by criminal background screening, credential verification, drug and health screening, processing of employee documentation required for onboarding and ongoing risk monitoring. Our services are delivered through our purpose-built, proprietary, cloud-based technology platform that empowers organizations with real-time and data-driven insights to conduct and manage their employment screening programs efficiently and effectively. Our interfaces are supported by our powerful artificial intelligence (“AI”)-driven fulfillment platform, which leverages more than 3,300 automation integrations, including Application Programming Interfaces (“APIs”) and Robotic Process Automation (“RPA”) bots. This enables 90% of United States (“U.S.”) criminal searches to be automated and allows us to complete 70% of U.S. criminal searches within the first hour and 90% within the first day. As of December 31, 2021, over 95% of our revenue is processed through platforms hosted in the cloud, which allows us to consistently maintain 99.9% platform availability while being prepared to scale into the future. These platforms are seamlessly integrated into over 75 applicant tracking systems (“ATS”), Human Capital Management (“HCM”) systems and our clients’ in-house supply chain systems, thus creating relatively frictionless, fast and unified candidate hiring experiences. When combined, we believe our solutions deliver convenient and easy-to-use front-end interfaces, accurate and fast results, and enable our clients to effectively manage complex programs in a compliant and cost-effective manner. We believe that our technology cannot be easily replicated without substantial investment.
Our clients face a dynamic and rapidly evolving global labor market with increasing complexity and regulatory requirements. We believe that our services and platform enable organizations to make more informed employment decisions, improve workplace safety, protect their brand and mitigate risk. As a result, we believe our solutions are mission-critical to their core human resources, risk management and compliance functions. During the year ended December 31, 2021, we completed over 95 million searches for over 50,000 clients, including over 50% of the Fortune 100 and over 45% of the Fortune 500.
As part of our continued evolution, in early 2019, we launched Project Ignite, a three-phase strategic investment initiative to create an enterprise-class global platform. We are already benefiting from the delivery of our new client and candidate interfaces, scalable cloud-based infrastructure for our global and local production platforms and an improved security environment through new business wins, improved client retention and the ability to launch products rapidly to meet immediate client needs, as we did with our full suite of COVID-19 testing products in 2020. The remaining investment, which we expect to substantially complete in 2022, will migrate our corporate technological infrastructure to the cloud and unify our clients onto a single global production platform. Over the long term, we expect these investments to further enhance our margins, improve time to market as we build once and deploy globally and allow us to increase innovation.
Our client-centric approach underpins everything we do. We serve a diverse and global client base in a wide range of industries, such as healthcare, gig economy, financial and business services, industrials, retail, contingent, technology, media and entertainment, transportation and logistics, hospitality, education and government. Employers are facing numerous challenges, including complex and changing legal and regulatory requirements, a rise in fraudulent job applications, a growing spotlight on reputation and more complex global workforces. Successfully navigating these challenges requires an industry-specific perspective, given differing candidate profiles, economics, competitive dynamics and regulatory demands. To serve these differing needs, our sales and support delivery model is organized around teams dedicated to specific industries (“Verticals”) and geographic markets (“Regions”). Experienced client success, sales, product and operations teams dedicated to individual Verticals collaborate with our clients to address their unique challenges and compliance requirements while providing industry best practice guidance. Our delivery model provides our clients with both the personal touch and consultative partnership of a small boutique firm and the global reach, scale, innovation and resources of an industry leader; all of which benefit small- and mid-sized businesses (“SMBs”), global multinational enterprises and everyone in between. Additionally, this delivery model supports our principle of “Compliance by Design”, enabling clients to maintain compliance globally. We believe the combination of our deep market expertise from our sales and support verticalization combined with the flexibility of our proprietary technology platform enable us to deliver industry-leading, highly specialized solutions to our clients in a scalable manner, driving growth and differentiating us from our competitors. This has allowed us to develop long-standing relationships with our clients as evidenced by the average tenure of our top 100 clients, based on 2020 and 2021 total revenue, at nine years, our average client net promoter score (“NPS”) of 53 and a gross retention rate of 96% for 2021.
Throughout our more than 45-year operating history, innovation and self-disruption have been at the core of what we do every day. Our history of unique, industry-oriented market insights allows us to be at the forefront of innovation which includes multiple industry-leading solutions. For example, we pioneered criminal fulfillment technology (CourtDirect), arrest record and incarceration alert products, post-hire monitoring capabilities, AI-enhanced record review and validation process and the industry’s only proprietary technology in a single-sourced U.S.-nationwide fingerprint network. Our commitment to innovation has continued with the recent development and introduction of enhanced global language support capabilities, a cloud-based operating platform and a comprehensive identity verification solution. Enabled by our market leadership and platform investments, we have established a foundation and roadmap for future innovation which includes industry-specific products, growing our Identity-as-a-Service capabilities and further geographic expansion.

On September 27, 2021, we completed our initial public offering (“IPO”), in which we and certain selling stockholders sold an aggregate of 16,427,750 shares of our common stock, $0.01 par value per share, consisting of 4,760,000 newly issued shares that we sold, 9,525,000 secondary shares that the selling stockholders sold and 2,142,750 shares that the selling stockholders sold pursuant to the full exercise of the underwriters’ option to purchase additional shares at an offering price of $23.00 per share, resulting in net proceeds to us of $94.5 million, after deducting the underwriting discount of $6.8 million and offering expenses of $8.1 million, of which $0.2 million was unpaid as of December 31, 2021. On November 1, 2021, we utilized proceeds from the IPO and cash on hand to repay $100.0 million of outstanding borrowings under our term loan (the “First Lien Term Loan”).
On November 30, 2021, we acquired Employment Background Investigations, Inc. (“EBI”) for a purchase price of $67.8 million, consisting of $66.3 million of cash and $1.5 million of contingent consideration recorded at fair value. EBI provides background screening, drug testing, occupational healthcare and electronic Form I-9 solutions for today’s talent acquisition and workforce management needs and this acquisition expands our presence in key U.S. Verticals, including financial services, healthcare, retail, manufacturing and transportation.
For the years ended December 31, 2019, 2020 and 2021, our revenues were $497.1 million, $454.1 million and $641.9 million, respectively. Our net loss was $46.7 million, $52.3 million and $18.5 million for the years ended December 31, 2019, 2020 and 2021, respectively, and we recorded operating losses of $13.4 million and $23.1 million for the years ended December 31, 2019 and 2020, respectively, and operating income of $0.4 million for the year ended December 31, 2021. For the years ended December 31, 2019, 2020 and 2021, our Adjusted EBITDA was $119.0 million, $99.8 million and $179.2 million, respectively, and our Adjusted Net Income was $38.0 million, $26.7 million and $92.2 million, respectively. For the definitions of Adjusted EBITDA and Adjusted Net Income and a reconciliation to net income, their most directly comparable financial measure presented in accordance with accounting principles generally accepted in the United States of America, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”
Our Market Opportunity
The global background and identity verification market in which we operate is large, growing and highly fragmented representing a $16 billion total addressable market as of 2020, which is expected to grow at a 12% compound annual growth rate (“CAGR”) to $29 billion in 2025. The total addressable market comprises three distinct components as follows: the $6 billion global pre-hire employment screening services market (source: Acclaro Growth Partners, July 2021), expected to grow at a 7% CAGR to $8 billion in 2025, the $3 billion global post-hire employment screening services market (source: Acclaro Growth Partners, July 2021), expected to grow at a 13% CAGR to $5 billion in 2025, as well as the $8 billion global identity verification market (source: Markets and Markets, October 2020), expected to grow at a 16% CAGR to $16 billion in 2025.
Our addressable market is rapidly evolving and benefits from a number of key demand drivers, many of which increase the need for more flexible, comprehensive screening and hiring solutions, including the following:
•Growing participation in the gig economy and contingent workforce
According to Gallup, 36% of the U.S. workforce participates in the gig economy and contingent workforce, and this proportion is expected to increase. The gig economy and contingent workforce consists of independent contractors, online platform workers, contract firm workers, and contingent workers. Gallup further estimates that 44% of gig workers hold multiple jobs. The rise and expansion of the gig economy and contingent workforce results in a greater portion of the workforce being sourced from temporary or on-demand labor pools. Additionally, the rise of competing gig platforms has made it easier for gig workers to shift between platforms, thus increasing the demand for screening. As the gig economy caters to clients in a very direct and personal way (e.g., rideshare, goods delivery, household services) and large corporations continue to increase utilization of a contingent workforce that may access sensitive information, safe and effective background screening capabilities have become critical. We believe that continued growth in the gig and contingent workforce model for the foreseeable future will support clear demand for Sterling’s deep expertise and tailored solutions.
•Increasing voluntary employee churn
Generational and structural shifts in the workforce have led to increasing voluntary employee churn, particularly with younger workers. Members of the millennial and Gen-Z generations switch jobs more frequently than previous generations. According to a recent Gallup report, only half of millennials strongly agreed that they plan to be working at their company one year from now; similarly, 60% of millennials say they are open to a different job opportunity—15 percentage points higher than older generation workers. Moreover, the generational movement away from unions and defined benefit plans reduces contractual and financial incentives to stay in a particular role, reducing switching costs for employees. The ongoing structural shift from in-office to remote work further reduces the historical geographic matching challenge employers and employees faced, further reducing switching costs for employees and expanding talent pools for employers. These trends support increasing demand for global, fast and efficient employment screening and identity verification services that only providers of scale, like Sterling, can sufficiently address.
•The rise of fraudulent job applications and growing spotlight on a company’s reputational risk
False claims within job applications are a growing concern for employers. According to The Insight Partners, approximately 51% of resumes submitted to employers contain inaccuracies in employment history and performance as well as educational history and achievement. False claims by candidates can put an organization at significant risk. Costs include not only salary but also incentives, benefits, recruiting expenses, administrative costs and the cost to restart the process in recruiting a candidate. In extreme cases, the employee may cause harm in the workplace, leading to a claim of negligent hiring, forcing the employer to contend with the cost and time of litigation and possible significant damages or settlements. Additionally, there may be considerable reputational risk to the employer, whose safety and trust may be called into question. Utilizing background and identification verification services helps organizations to mitigate these risks.
•Proliferation of personal data driving need for identity verification
The Federal Trade Commission reported an almost 18% increase in the total number of fraud and identity thefts in 2021 (5.74 million) compared to 2020 (4.87 million). In addition, according to a January 2022 Risk Based Security report, the top two data types exposed in breaches were names (63.88%) and social security numbers (40.58%). Verifying identity is a powerful tool that employers can use to help ensure that their candidates and workers are who they claim to be and that fraudulent data is not used during the hiring and onboarding process.
•Increase in background screening adoption outside the U.S.
We believe that pre-hire candidate screening is significantly less common outside of the U.S. Many international markets are beginning to view employment background checks as a critical component of their hiring functions. Additionally, the international expansion of U.S.-based global companies and their desire to offer centralized and comparable hiring practices has introduced the benefits of background screening to foreign markets. For these employers, global background checks are critical in order to comply with regulatory requirements, standardize their quality of hires and protect against negligent hiring risks. However, international background checks or verifying foreign credentials presents additional complexities, as employers may not be familiar with foreign customs or information sources, and the time and cost to hire employees with international histories are often much more significant. Background and identity verification service firms that can navigate these international challenges present a clear advantage for employers.
•Increase in continuous post-hire screening processes
While some industries have regulatory requirements for post-hire screening, employers from all industries are increasingly focused on managing risk in the workplace through continuous screening and monitoring. According to a 2020 report by the Professional Background Screening Association (“PBSA”), 12% of U.S. companies perform background checks annually or more regularly, up from 9% in 2019. Continuous screening allows for greater mobility and safety for remote, onsite and contingent jobs and also ensures prompt risk warnings on any changes to an employee’s profile, including any criminal activity, drug use or health changes and compliance with on-going certification and licensing requirements, amongst others.
•Increasing regulatory, compliance and risk management requirements
Increasing regulation is creating a heightened and complex risk of potential liabilities related to hiring and workforce management that is increasingly difficult for employers to manage. U.S. employee privacy and data protection laws are complicated and vary state-to-state. In addition, the interpretation of the Fair Credit Reporting Act (“FCRA”) is continuously evolving. Other complexities include variations in drug testing laws by industry and state and the introduction of “ban the box” and “fair chance” laws at the local, state, and federal level, which limit an employer’s ability to inquire about criminal histories and to consider them in making employment decisions. Regulation on employee privacy and data protection is also increasing internationally. For example, the General Data Protection Regulation (“GDPR”) introduced significant changes in the way personal data is protected and handled in the European Union (“EU”). In response, organizations are continuing to increase their focus on compliance functions to ensure they meet these evolving legal and regulatory requirements, often turning to outsourced service providers. As they do, large service providers like Sterling with the depth and experience to help companies navigate these intricacies will continue to benefit from the increase in regulatory complexity.
Our Competitive Strengths
We believe we differentiate ourselves through the following key competitive strengths:
•A market leader with significant scale and breadth. We are a leading global provider of technology-enabled background and identity verification services across a wide array of industries and geographies—completing 95 million searches across over 240 countries and territories in 35 languages for over 50,000 highly-diversified clients during the year ended December 31, 2021. We are a market leader in the U.S., Canada, Europe, the Middle East and Africa (“EMEA”) and the Asia Pacific (“APAC”). Our global fulfillment capabilities are supported by operations in 13 jurisdictions—the U.S., Canada, the United Kingdom (the “U.K.”), the Netherlands, Poland, the United Arab Emirates, Singapore, Malaysia, China, India, the Philippines, Hong Kong and Australia. We believe this differentiates Sterling with large, marquee clients who demand sophisticated solutions across broad enterprises with nuanced operating priorities, as well as SMB clients that are experiencing hyper-growth and need to hire employees rapidly but lack the systems, infrastructure, and regulatory expertise to do so.
•Award-winning, proprietary technology platform and extensive global product suite.
We believe our proprietary technology platform and global product suite provide us with a number of competitive advantages, including the following:
Proprietary Technology and Analytics Platform: We operate a global cloud-based platform, purpose-built to address the unique needs of our clients. With over 95% of our revenue processed through platforms in the cloud, our technology platform is scalable to serve our global client base and flexible to adapt to changing dynamics within industries. We deliver a seamless user experience—our mobile-friendly client and candidate interfaces (Sterling Client Hub, Sterling Candidate Hub and Sterling Analytics Hub) are intuitive and easy-to-use. Our customizable, powerful data analytics platform provides clients with the information they need to gain real-time insights and make data-driven decisions as they seek to manage, streamline and optimize their programs. Our proprietary fulfillment platform technologically sets us apart in our ability to manage the complexities of background screening. Sterling’s fulfillment platform is AI-driven and augmented with RPA, which results in high accuracy, low hiring costs and low time-to-hire rates, with 70% of U.S. criminal searches completed within the first hour and 90% within the first day. Integrated clients represent a growing share of our business, with over 50% of revenue now integrated. We expect this percentage to continue to increase as adoption of ATS and HCM software solutions grows. We have developed a comprehensive integration platform by partnering with many of the leading HCM and ATS platforms, including Workday, SAP, Oracle, Infor, Ceridian, Bullhorn, Kronos and iCIMS, amongst others. Those clients with third-party HCM and ATS systems may integrate with Sterling through one of our over 75 platform integrations. Gig economy and contingent workforce clients, who utilize proprietary candidate workflow systems, may integrate into Sterling’s platform by leveraging our well-documented public RESTful API. This API provides clients with access to Sterling’s powerful services along with a wide range of capabilities, customization options and mobility solutions. All of our platform integrations create opportunities for our clients to improve productivity and profitability, and in turn create stickier client relationships for Sterling. The value of our investments was recently recognized when HR Tech named Sterling the 2021 HR Tech Award Winner for Best Comprehensive Solution. We believe that these proprietary systems cannot be easily replicated without substantial investment.
Global Product Suite: We offer an extensive suite of global products addressing a wide range of complex client needs. Our solutions include identity verification, comprehensive background screening, credential verification, drug and health screening, processing of employee documentation required for onboarding and ongoing risk monitoring. Sterling’s background screening solutions utilize proprietary automation technology that we believe delivers thorough, fast and accurate records with global criminal screening capabilities in over 240 countries and territories. Our credential verification services are backed by a proprietary fulfillment engine. We provide comprehensive drug and health screenings with access to over 15,000 collection sites supporting the Substance Abuse and Mental Health Services Administration (“SAMHSA”) in the U.S. Sterling provides onboarding document management services as well as ongoing workforce and medical license monitoring. We believe our global product suite positions us well to access a broader set of clients and future revenue and growth opportunities.
Identity Workflow Solutions: We believe we offer one of the most complete full-stack identity workflow technologies, which allows our clients to verify a candidate’s identity before starting a background check. With more work shifting remote, the growth of gig economy contract work and an increasing use of the contingent workforce, the need for identity verification during the pre-employment process continues to grow. Our full suite of identity solutions includes telecom and device verification, document verification, facial recognition, biometric matching and video chat identity proofing. In addition to online identity verification, we have proprietary technology in a single-sourced national network of fingerprint collection sites across all 50 U.S. states, where we can capture and use multiple sets of biometrics in a single visit using internally developed innovative hardware and software, which can be integrated with the Federal Bureau of Investigation (the “FBI”), Financial Industry Regulatory Authority (“FINRA”), and other screening processes. We believe our identity solutions add demonstrable value to clients and candidates, and we are well-positioned to benefit as the market adopts identity verification as part of background screening.
•Highly diversified and long-tenured client base. Our deep insight into the industries and geographies we serve through more than 45 years of experience has allowed us to develop a client base that is diversified across size, industry and geography with minimal concentration. This is enabled by our deep market expertise and our delivery model where we have verticalized around specific industries and geographic markets. This go-to-market approach creates a cycle of innovation, product development, benchmarking and consultative best-practices with the “voice of the client” at the center of everything we do. We currently serve over 50,000 clients, including over 50% of the Fortune 100, over 45% of the Fortune 500 and tens of thousands of SMB clients across the world. Our gross retention rate for the year ended December 31, 2021 was 96%. In 2021, no single client accounted for more than 5% of our revenue and our top 25 clients accounted for less than 25% of our revenue. The average relationship for our top 100 clients, based on 2020 and 2021 total revenue, is nine years and growing. These metrics reflect how deeply embedded we are in our clients’ daily human resources (“HR”) and compliance workflows. We are well diversified across healthcare, the gig economy, financial and business services, industrials, retail, contingent, technology, media and entertainment, transportation and logistics, hospitality, education and government industries. We believe we have established a highly trusted brand in the industry, as evidenced by our 2021 average client NPS of 53. As the complexity and nuances of acquiring talent increases for organizations, we believe we are well-positioned to grow with our clients.
•Attractive financial profile. We have an attractive business model underpinned by recurring revenues, significant operating leverage and low capital requirements that contribute to strong free cash flow. A majority of our U.S. enterprise client contracts are exclusive to Sterling or require Sterling to be used as the primary provider. Additionally, they are typically multi-year agreements with automatic renewal terms, no termination for convenience clauses and set pricing with Sterling’s right to increase prices annually upon notice. The strength of our contract terms combined with our high levels of client retention results in a high degree of revenue visibility. The vast majority of our revenues are either recurring or re-occurring in nature. Additionally, we benefit from natural operating leverage, utilizing our robust automation processes that result in high contribution margins associated with incremental revenue generated from our solutions. Our capital requirements remain minimal with capital expenditures (including capitalized software development costs and exclusive of acquisitions) of 3.6% of revenues in 2020 and 3.0% of revenues in 2021. Although we have incurred operating losses in recent years, including net losses of $52.3 million and $18.5 million for the years ended December 31, 2020 and 2021, respectively, the foregoing factors contribute to strong free cash flow generation, allowing us the financial flexibility to invest in the business and pursue growth through acquisitions.
•Experienced management team with depth of experience and track record of success. Our senior management team has a track record of strong performance and significant expertise in the markets we serve and technology-enabled businesses, with 90% of our senior management team being new or in new roles since 2018. Our Chief Executive Officer (“CEO”), Josh Peirez, has extensive strategy, product and operational experience and plays an instrumental role in driving Sterling toward our global vision. Our President and Chief Operating Officer, Lou Paglia, leads global operations and is responsible for driving revenue growth, delivering client service, and ensuring our services meet the evolving market needs. Our Chief Financial Officer (“CFO”), Peter Walker, has over 10 years of experience as a CFO and oversees Sterling’s global finance operations and has responsibility for investor relations, internal audit, procurement and tax functions. We also maintain a strong core of General Managers dedicated to specific Verticals and Managing Directors tasked with operating and expanding our international

Regions that average over 13 years across the background screening, risk management and information services industries. We believe this management team is well positioned to lead our business into the future.
Growth Strategy
We intend to capitalize on our attractive market opportunity by continuing to execute across the following key revenue and profit growth strategies:
•Expand existing client relationships. Our substantial base of over 50,000 existing clients presents a significant opportunity to increase adoption of new services. Since 2019, over 50% of new clients in the U.S. have contracted for more than one product line, which demonstrates our ability to grow within our client base. We have implemented rigorous client success programs to better anticipate our clients’ needs and identify appropriate solutions. For example, we conduct quarterly business reviews with our enterprise clients, where we review program performance, client needs, industry trends and potential enhancement opportunities. Through this collaborative approach, we cultivate long-term client relationships primed for adoption of new services. Further, we are seeing global clients that use different providers in different geographies consolidate into one platform, and we believe we are well positioned to take advantage of this trend.
•Win new clients. We have an established track record of new client wins and believe there is substantial opportunity to further grow our client base. Operating in a large and highly fragmented addressable market, we win against both large and small competitors due to our deep market expertise from our sales and support verticalization combined with the flexibility of our proprietary technology platform. This combination enables us to deliver industry-leading, highly specialized solutions to our clients in a scalable manner, driving profitable growth and differentiating us from our competitors. Our size and scale positions us to serve enterprise organizations well. We believe that many competitors, especially smaller ones, will continue to be challenged in meeting enterprise client needs, including sophisticated and flexible platforms, global capabilities and the ability to handle large volumes, complex programs and varying compliance requirements. Our differentiated product and service offerings, platform capabilities, and go-to-market strategy have resulted in significant new business momentum.
•Grow Identity-as-a-Service offering. Based upon our more than 45 years of industry experience, we believe that most background screening companies in the U.S. do not typically check identities or verify candidate-provided biographical data—two things that are critical for a successful background check. When clients select Sterling’s comprehensive and fully customizable identity verification solution, candidates are guided through a simple process that verifies their identity. All relevant biographic data is then automatically imported, with the candidate’s consent, into Sterling Candidate Hub and used to initiate the background check, resulting in greater accuracy and reduced fraud. We believe that the strong value proposition for clients coupled with the strength of Sterling’s offering will make Identity-as-a-Service a key contributor to our success in expanding existing client relationships and winning new clients.
•Introduce new products and penetrate adjacent markets. We have a robust new product roadmap. Project Ignite has enabled us to launch products rapidly to meet immediate client needs, as we did with our full suite of COVID-19 testing services in 2020 and our 2021 expansion into the EU Region to address the data residency and privacy needs of our clients and candidates. In addition, in 2021 we launched our partnership with ID.me to provide enhanced identity verification services and were selected by FINRA as its designated fingerprint services provider. Sterling partnered closely with FINRA to build new features and functionality into our fingerprinting services. We intend to continue to invest in developing industry-first solutions, further innovating in our existing Verticals as well as pursuing adjacent market opportunities that leverage our existing technology platform. For example, our digital wallet credentials solution is being designed to provide candidates with a user-centric, verified profile to prove their identity and share verified credentials with employers. We anticipate this solution will provide us with a new opportunity to monetize our services and the ability to further penetrate the business-to-consumer market. Another product innovation is the continued enhancement of post-hire monitoring solutions, which track, among other things, healthcare sanctions, medical licenses, recent arrests and motor vehicle registration monitoring. We have also developed industry-specific solutions, such as a progressive ordering solution for the gig economy, where screens at the next level are only run once a candidate has passed the prior level, providing speed and cost savings to clients. Lastly, we plan to pursue new and underpenetrated adjacent market opportunities including talent assessment, reference checking, onboarding and investigative due diligence.

•Pursue further geographic expansion. For the year ended December 31, 2021, 19% of Sterling revenue was generated outside of the U.S., an increase from 17% for the year ended December 31, 2020 and an increase from 15% for the year ended December 31, 2019. We see compelling opportunities to extend our operating presence in other geographies and unify the global experience for clients as our international business continues to expand profitably, benefiting from operating leverage due to investments made in a global technology infrastructure and global fulfillment. We expect continued adoption of outsourced background screening outside the U.S. and are well positioned to benefit from this trend. We continue to introduce innovative region-specific products to best meet the needs of clients within each geography. We believe we have a unique ability to translate client needs into superior local market solutions through a combination of portfolio depth and breadth, local know-how and language capabilities. We have seen strong growth in EMEA, resulting from significant new client wins in the U.K., including many of the leading food delivery gig companies. In parallel, we are growing our presence in continental Europe and the Middle East and established a global multilingual hub in Poland to facilitate this expansion. We entered the APAC market through two acquisitions and continue to drive growth organically, within both established and emerging screening markets in the region. In addition, we have a strong business in Canada, particularly among Canadian-domiciled companies, and are focused on the significant opportunity to serve more of the Canadian operations of our U.S. clients with our unified global platform.
•Pursue strategic M&A. We view a targeted, disciplined approach to strategic mergers and acquisitions (“M&A”) as highly complementary to our other key growth objectives, compounding and/or accelerating related opportunities. Historically, Sterling has successfully identified, acquired and integrated several businesses that broaden and enhance our suite of client solutions and geographic presence. We will continue to execute a rigorous framework for building an actionable pipeline of acquisitions, with a focus on both (i) strategic benefits such as depth and breadth of capabilities, regional presence, and end market exposure and (ii) tangible opportunities to generate synergies and strong financial returns on capital deployed. With hundreds of smaller competitors in our space, we see M&A as a strategic opportunity to increase market share while realizing synergies. Through our investments in technology, we have established a unified platform, allowing us to quickly integrate targets and drive synergies. Sterling’s proven track record of M&A—with 11 acquisitions over the last 10 years—will continue to support and elevate the various layers of our future growth profile, as evidenced by our latest acquisition of EBI, which fits squarely into our capital allocation priorities of acquiring U.S.-based, highly accretive tuck-ins that are complementary to our core strategy.
Our Technology and Operating Platform
Our product portfolio is enabled by a core set of cloud-based, proprietary technology tools that provide access to court records, expedite workflows, and deliver highly accurate results. The outputs of these technology tools are seamlessly integrated into our client and candidate interfaces and our clients’ HCM systems enabling a simple, fast and unified candidate hiring experience. These systems cannot easily be replicated and have enabled Sterling to boast some of the fastest turnaround times in the industry, while maintaining the quality our clients expect.
In early 2019, we launched Project Ignite, a three-phase strategic investment initiative, to create an enterprise-class global platform with best-in-class user experiences and product capabilities. This initiative has enabled us to deliver a new client experience with enhanced analytics and dashboard tools; a streamlined, mobile-first, and localized candidate experience; movement of platforms processing over 95% of our revenue to the cloud; new product innovations; increased automation for improved efficiency, turnaround time and quality; and an improved security environment. We are already benefiting from these enhancements through new business wins and improved client retention over this period. Over the long term, we expect these investments will further enhance our margins, improve time to market—as we build once and deploy globally—and allow us to increase innovation.
Client and Candidate Interfaces
At the center of the Sterling background screening experience are our Sterling Candidate Hub, Sterling Client Hub and Sterling Analytics Hub, each purpose-built to meet the needs of specific end users.
•Sterling Candidate Hub. Sterling Candidate Hub, launched in 2019, was built with today’s candidate in mind from start to finish. Our background, identity and compliance services sit between the recruiting and employee onboarding stages within a company’s employee lifecycle. As such, Sterling Candidate Hub is one of the first interactions candidates have with our clients; we have heard time and again from clients how important these initial interactions are, as they set the tone with new employees. Positive first impressions can lead to improved job acceptance rates, employee satisfaction and productivity. In response to these needs, we have developed an intuitive, frictionless and mobile-first candidate experience. Sterling Candidate Hub provides a streamlined process for candidates to interact with Sterling and manage their entire screening process. The platform allows candidates the flexibility to provide information from any device in multiple languages and allows them to save time with mobile document uploads and e-signature capabilities. The platform is intelligent, so as to customize the information requested based on the specific package of services ordered; this means candidates need not waste time providing extraneous information. Progress is managed through text notifications and reminders.
•Sterling Client Hub. No two clients are the same, but all demand a powerful yet easy to use platform. This is why we purpose-built our cloud-based, proprietary technology client platform, Sterling Client Hub, in 2020. Sterling Client Hub consolidates candidate orders and data into a single, unified workflow, allowing clients to easily place orders, manage tasks, monitor statuses and view consumer reports. Its mobile responsive design stands apart from more cumbersome competitor platforms. Results are easy-to-read with intuitive results display and collapsible/expandable search details. The platform is flexible by design to allow clients the ability to configure permissions, access control by role, invitation and task workflows, packages and adjudication rules. Single-sign-on (“SAML”) capabilities allow enterprise clients the ability to manage their programs consistent with security best practices. Sterling Client Hub is highly secure, designed to be easily augmented with new services and regularly updated to meet evolving compliance standards. All this enables our clients to manage complex screening programs with ease while reducing time-to-hire.
•Sterling Analytics Hub. The currency of data and value of data-driven insights to clients, especially to program managers, is of paramount importance. Our Sterling Analytics Hub provides clients with a customizable, powerful data analytics platform to display a comprehensive view of their screening programs. Our robust suite of dashboards provides clients with the information they need to gain better insights and to make data-driven decisions as they seek to manage, streamline and optimize their programs. The Sterling Analytics Hub puts comprehensive program management one click away, while providing drill down capabilities and underlying data.
Platform Integrations
We believe we have one of the most integrated platforms in our industry as evidenced by our over 75 integrations with leading providers in the HCM and ATS ecosystem as well as our robust Sterling Gig API capabilities. Over 50% of our revenue is generated from integrated clients.
Our integration capabilities allow clients to benefit from improved productivity and profitability, streamlined candidate experiences and reduction in user-based errors and subsequent candidate disputes. Sterling benefits by increasing the stickiness of clients, reducing potential relationship friction from user-based errors and harvesting leads from our strong referral partnerships.
•Sterling Integration Hub. Our services can be directly integrated into our clients’ proprietary workflows through one of our more than 75 platform integrations, further streamlining our clients’ HR processes and improving candidate experiences, while creating a stickier client relationship. We have developed a robust partner ecosystem with industry-leading HCM system providers such as Oracle, SAP SuccessFactors, Workday Recruiting and Ultimate Kronos Group, among others. The Sterling Integration Hub middleware is proprietary and easily configurable to meet the needs of most corporate HR systems. Unlike many of our competitors, we are not dependent on third-party middleware, which gives us both the flexibility and the ability to customize to the needs of the market and control our own roadmap. We deliver secure, partner-ready integration solutions that are built to scale to any size business.
•Sterling Gig API. Sterling offers a well-documented public RESTful API. Our API enables gig economy and enterprise companies to easily integrate their own applications into Sterling’s platform. It provides a wide range of capabilities, customization options and mobility solutions out of the box, which means that implementation will not detract from core product development. We are seeing this flexible API used with greater frequency where traditional HR based integration methods, like HRXML, have previously been used. In addition, this API opens up a multitude of use cases where Sterling can easily integrate into client and partner workflow applications.

Fulfillment Technology
Since Sterling launched one of the industry’s first automated criminal record fulfillment platforms, CourtDirect, in 2006, we have been at the forefront of leveraging technology to improve service fulfillment. We have continually invested, innovated and iterated on our fulfillment technology and data acquisition for over 15 years. In total, our investments make it difficult for a competitor to replicate our global fulfillment systems without substantial investment. Our fulfillment platform leverages over 3,300 proprietary and AI-driven automation integrations, including APIs and RPA bots, which enables 90% of U.S. criminal searches to be automated and allows us to complete 70% of U.S. criminal searches within the first hour and 90% within the first day. Our automation provides a significant competitive advantage and margin enhancement opportunity that can be deployed to other areas of Sterling, including account setup, procurement and financial reporting.
Our well-developed fulfillment technology highlights the resiliency of our business model under even extreme conditions, providing clients with ease-of-mind and allowing them to focus on their own businesses. For example, Sterling’s technologically enhanced fulfillment allowed us to fulfill searches in at least 98% of U.S. jurisdictions throughout the COVID-19 pandemic, while we believe certain competitors struggled to operate.
Historical investments in CourtDirect, AI SmartData and Verifications Portal technologies not only reduce costs for Sterling and our clients, but also lead to improvements in speed, quality and compliance.
•CourtDirect Technology. Underpinning Sterling’s U.S. criminal searches is our third generation of CourtDirect, our proprietary criminal records delivery system. This technology automates a historically manual and time-consuming process by integrating with jurisdictions throughout the U.S. With access to millions of criminal records, CourtDirect provides faster turnaround times while decreasing human data entry errors. Because CourtDirect is our proprietary technology, we use vendors to retrieve county court records on a limited basis, unlike many of our competitors. In jurisdictions where automation is not possible or practical, we seek to hire our own court runners rather than rely exclusively on third-party vendors. This gives us greater control over our supply chain and the ability to achieve faster turnaround times on average.
•AI SmartData Technology. Where CourtDirect performs automated criminal record search and retrieval, our proprietary AI SmartData technology automates Sterling’s criminal record review processes, thus eliminating manual steps so that services can be completed quickly and efficiently. The technology starts by ensuring that returned criminal records can be positively attributed to the specific candidate being searched using our proprietary AI matching algorithms. The technology then standardizes criminal charges, conviction codes and disposition codes among the thousands of courts within the U.S., after which it applies U.S. federal, state and local laws and regulations to the standardized records. Through years of work, we have been able to standardize over 750,000 permutations of state, charge and disposition combinations. The standardization work that AI SmartData performs also allows us to administer a clients’ customized adjudication matrix at their direction more easily. With AI SmartData all of this is done without human intervention, resulting in reduced human error, increased accuracy and shorter turnaround times. For example, we noted an approximately 50% reduction in turnaround times following the adoption of AI SmartData to Sterling’s criminal record review process. Currently over 50% of our potential criminal record reporting volume is auto-closed using the technology; where required, Sterling’s experienced team members perform the record review processes. Unlike an outsourced AI solution that some competitors use, Sterling has full control to make changes quickly in response to client needs, changes in laws and regulations, or simply for enhancements based upon our own review.
•Verifications Portal. Our Verifications Portal is a proprietary fulfillment platform that delivers increased efficiencies, higher productivity, improved quality and faster turnaround times for our clients. The Verifications Portal’s functionality removes the need for manual work assignment by queuing up the next available work for a Sterling verifier based on the employee’s skillset. Additionally, it leverages algorithms to intelligently group and map work. For example, the Verification Portal can group verifications from a particular employer and assign them to a single agent so that outreach to said employer is optimized. It uses automation to allow Sterling to highly customize our clients’ credential verification programs without sacrificing productivity, speed or accuracy. The Verifications Portal is used in conjunction with direct APIs to our vendor partners and our proprietary Verifications Contact Database that tracks known entities and their preferred mode of fulfillment, decreasing the verifier’s research time. This database is a proprietary asset compiled over many years and updated daily, providing a strong competitive advantage in enabling Sterling to fulfill verifications more efficiently.

Global Operations
Supplementing our fulfillment technology is an experienced, resilient and global operations team that partners with our Vertical and Region teams to provide exceptional quality, consistent delivery and customization capabilities for our clients. Sterling utilizes an in-house offshore strategy rather than relying on third-party outsource partners, which many of our competitors utilize. The benefits of leveraging an in-house global operations team strategy include rigorous oversight of quality control, enhanced speed of execution, a broad and diverse talent pool, economies of scale and attractive labor costs; resulting in a unified, knowledgeable employee base that is dedicated to Sterling’s mission and our clients’ experience.
Today, the operations team is located across 10 countries—U.S., Canada, the U.K., Poland, Australia, China, Malaysia, the Philippines, India and Singapore—with, what we believe is, the industry’s first offshore captive fulfillment center launched in India in 2006. This allows us to be nimble in scaling geographically to support incremental volumes and also provide country and regional specialization to meet our clients’ needs. Additionally, the geographically diverse footprint of the operations team supports our business continuity plan, such as during the COVID-19 pandemic when we flexed work across geographies as needed.
We have multiple initiatives underway to further reduce our turnaround times, improve our margins and further enhance client experiences. First, we continually leverage process reengineering to improve quality and efficiency. Second, through technology investments as part of Project Ignite, we intend to extend the success we’ve seen with RPA in our U.S. criminal fulfillment processes to our other product lines, including verifications, drug and health and non-U.S. criminal screening. Finally, by consolidating clients onto our single global platform in phase three of Project Ignite, we see opportunities to drive greater efficiency within our operations teams and to better manage resources through seasonal and unexpected demand spikes.
Our Suite of Services
Identity Verification
Sterling’s identity verification services provide our clients with real-time information about a candidate to help validate and verify who they are hiring before they begin a background check. With the continued movement toward remote work, the prevalence of digitized identification information and increase in data breaches, there is an ever-growing risk that a candidate may be using a stolen identity when applying for a job and completing a background check. Our comprehensive set of solutions helps clients to mitigate that risk through the following services:
•Online Identity-as-a-Service Suite. Sterling’s exclusive partnership with ID.me provides us with an identity verification solution that is recognized as best-in-class and has been adopted by numerous U.S. federal agencies and states. Individuals get a reusable secure digital identity credential so they only go through identity verification once. Our online Identity-as-a-Service suite with ID.me is made up of five identity verification building blocks that are combined to meet a client’s unique required level of comfort, including meeting the U.S. federal National Institute of Standards and Technology 800-63 technical requirements for federal agencies and contractors implementing digital identity verification services. The building blocks are:
•Telecom and Device Verification: Verify that the SIM card in a mobile device is associated with the candidate’s identity. Evaluate the tenure of the account, device location and fraud history.
•Identification Document Verification: Scan, verify and parse document images using machine vision to extract content, leveraging a proprietary database of rules and AI to verify document authenticity.
•Facial Recognition with Biometric Matching: Match a government identity document to the candidate’s selfie image using advanced machine learning technologies.
•Social Security Number Verification: Validate a candidate’s biographic information, such as name, address and other identifying information against credit bureau records.
•Live Video Chat Identification Proofing: As a failover option or upon client preference, we provide individuals the ability to complete identity proofing with a trained “Trusted Referee” via video conferencing.
•Fingerprinting. We provide fingerprinting services through our proprietary technology in a single-sourced and convenient national network with locations in all 50 U.S. states. Our state-of-the-art digital fingerprint capture technology reduces rejection rates and speeds up processing for faster onboarding and we are certified with the FBI, FINRA, Florida Department of Law Enforcement and the Agency for Healthcare Information to submit electronic fingerprints directly. In addition, FINRA has contracted with Sterling to be its designated fingerprint provider. Under this agreement, we process and submit fingerprints to the FBI for all broker-dealer firms and funding portals.
Background Checks
Our background check solutions utilize proprietary automation technology that delivers more thorough, faster and accurate records. These solutions include:
•Criminal record checks. Within the U.S., there is no single source for criminal records; instead, records are stored at 3,500+ local and county courthouses as well as separate state and federal databases, making it time and cost prohibitive to search all jurisdictions. Sterling uses a four-step process to address the complexity of the U.S. court systems. First, we determine where to search to locate a candidate’s possible criminal records and under what potential names using some or all of (i) a social security number trace to determine the addresses where a candidate has lived and what aliases the candidate may have used, (ii) a search of a national criminal record database and (iii) an incarceration and bookings database. Second, we leverage our CourtDirect technology to search and review each primary source jurisdiction and review the records for completeness. Next, we utilize our AI SmartData technology to determine whether candidate data matches any court records, filter the records per compliance requirements and apply specific client instructed adjudication rules. Finally, we deliver the results in a consumer report. Collectively, these steps enable us to provide what we believe are among the quickest turnaround times—70% of U.S. criminal record checks are completed in the first hour and 90% in the first day—and highest accuracy as well as automation for efficient and effective client experiences.
Outside the U.S., Sterling supports criminal record searches in over 240 countries and territories. A global workforce requires dynamic, in-depth background checks from an experienced provider. The trend toward more people traveling across international borders for work requires the ability to conduct background checks in multiple geographies and jurisdictions for a single candidate. Each country and territory may have its own set of criminal data availability and access restrictions. For most of Sterling’s searches, we have access to nationwide or local court records directly or through approved partners. Some geographies require local police clearance authorizations that are obtained by the candidates, which are then validated by Sterling. In geographies that do not allow for either nationwide or local court records retrieval or police clearance authorization, Sterling utilizes databases that aggregate records worldwide from governments, courts, regulatory and law enforcement agency sources to identify potential criminal activity.
•Sex offender registries. Within the U.S., Sterling searches through the United States Department of Justice (“DOJ”) National Sex Offender Public Website (“NSOPW”), which includes registered sex offenders in 49 U.S. states, U.S. territories, the District of Columbia and participating Indian tribes. Sex offender registry searches are critical to ensuring employees, especially those with direct access to consumers and vulnerable populations, do not have relevant records.
•Civil court records. Sterling searches U.S. county court and federal civil settlement records and equivalents in many other countries and territories based on where the candidate has lived that match our client’s needs and requirements. Our Civil Court Record Searches help make clients aware of potential threats and arm them with facts to make well-informed decisions on which candidates align best with their organization. Our search reveals details such as breach of contracts, civil judgments, lawsuits, paternity suits, domestic disputes, divorces and restraining orders.
•Motor vehicle and driving license records. Our Motor Vehicle Record (“MVR”) reporting includes license type and class, restrictions, expiration date, endorsements, suspensions or revocations, violations/tickets, accidents and Driving Under the Influence (“DUI”) or Driving While Intoxicated (“DWI”) violations. Within the U.S., many of our clients require compliance with Federal Motor Carrier Safety Administration and DOT regulations.
•Executive investigations. For clients who require a higher level of insight, our enhanced due diligence subsidiary, Sterling Diligence, provides executive-level due diligence and executive screening and global investigations. Our executive investigation services are trusted by Fortune 100 companies, as well as some of the world’s most prestigious law firms, accounting firms, professional service providers, financial institutions, and mergers and acquisitions specialists.

•Credit reports. Credit checks are often mandated for candidates with managerial, accounting, financial record or check-writing responsibilities, and our reports reveal unbiased insights into candidates’ financial trustworthiness.
•Liens, Judgments, Bankruptcies. Our liens, judgments and bankruptcies product checks a U.S. nationwide database to determine where a candidate may have relevant records. We then search the identified U.S. civil courts to confirm and validate the records prior to reporting. This search is often combined with a credit check.
•Social media searches. Social media background checks provide vital information that help employers minimize the risk of a bad hire. Sterling helps companies protect their brands by screening potential and current employees using publicly available online information. Our social media searches, the scope of which are determined by our clients, reduces risk with a solution that enhances ethical decision-making and compliance by proactively identifying behaviors such as bigotry, sexism and violence.
•Contingent Workforce Solution. Our contingent workforce solution allows clients to centrally and effectively manage their contingent worker program by quickly and easily onboarding new contractors, obtaining program and contractor level reporting and having candidates pay for their own screens if desired.
•Sanctions, risk and compliance checks. Sterling can search a variety of sanctions databases, including: the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) list of Specially Designated Nationals and Blocked Persons, commonly referred to as a terrorist watch list; Office of Inspector General (“OIG”); List of Excluded Individuals/Entities; the System for Award Management (“SAM”); the Excluded Parties List System (“EPLS”); the Department of Health and Human Services (“HHS”); state exclusions, sanctions, debarment, and disciplinary actions against healthcare professionals and businesses lists; and a database of foreign government restriction, sanction and exclusion records.
Credential Verification
Our global verification services include the following:
•Employment verification. Verifies a candidate’s employment history and records with HR, payroll or third-party providers. Verification can cover periods of traditional employment, as well as temp agency assignments, military history, and periods of self-employment. An employment history can be supplemented with a gap assessment, wherein Sterling identifies and validates gaps in a candidate’s employment history.
•Education verification. Verifies a candidate’s education history and records with school registers or designated third-party providers at the collegiate, high school, GED and home-schooling levels.
•Credential verification. Verifies many types of licenses and credentials such as financial FINRA checks, nursing licenses, medical licenses and others.
•Professional reference checks. Verifies a candidate’s character and work proficiency.
•Department of Transportation. Within the U.S., verifies employment with DOT-regulated companies. Verification confirms job title, start/end dates, reason for leaving, prior accidents, injuries and other DOT mandated information.
Drug and Health Screening
Our U.S. drug and health screening services offer comprehensive pre-and post-hire drug screening with access to an expansive collection network of over 15,000 test sites nationwide. We offer drug screening services designed to reduce turnaround times, increase efficiency and improve the overall candidate and client experiences. The convenience of end-to-end electronic processing, online scheduling and walk-in collection sites enable employees and candidates to access locations and times that work best for them. Our Medical Review Officer (“MRO”) partners are licensed physicians responsible for receiving and reviewing each laboratory result issued. In addition, we offer access to an array of occupational health screening and clinical services such as physicals, fit for duty exams, titers, vaccinations, and biometric services. For those clients that require additional support to clinical services, we offer our clinical concierge service that can help relieve the stress of managing a complex drug and health screening program. We can tailor our testing and services to meet our clients’ unique business and compliance requirements including instant point-of-care tests, onsite testing options and random testing selection.
Onboarding
Our onboarding solutions include the following:
•Sterling I-9. With ever-changing U.S. regulations, many employers either complete Form I-9 incorrectly or continue to rely upon paper-and-pencil Form I-9 completion with onsite storage. Remote workplaces and telework create additional requirements and logistical challenges. Sterling’s in-house, fully digital I-9 solution, Sterling I-9, provides seamless integration with our full suite of screening and onboarding services. It provides a mobile-responsive experience for both clients and their candidates. Having an in-house solution, unlike many of our competitors, allows for deeper integrations into our clients’ workflows while enabling us to respond faster to client and market needs.
•Onboarding forms. Sterling’s offering eases the burden for clients of processing the employee documentation required for onboarding. Our offering includes standard tax withholding and Equal Employment Opportunity (“EEO”) disclosure forms as well as client-designed custom onboarding forms. Our solution validates data upon entry and checks for skipped questions, thus reducing opportunities for mistakes.
Ongoing Monitoring
Employers across industries are increasingly focused on managing risk in the workplace beyond initial hire through continuous screening and monitoring. Our ongoing monitoring solutions within the U.S. include the following:
•Workforce monitoring. Our workforce monitoring solution provides tools for clients to mitigate risk and liability through near real-time alerts on employee potential criminal behavior, such as DUIs, assaults, fraud and theft.
•Medical license monitoring. Our medical licensing monitoring solution helps mitigate brand and regulatory risk by providing a more efficient way for clients to identify individuals whose valid medical licenses may no longer be valid.
•Motor vehicle records monitoring. Our MVR monitoring solution provides continuous driver monitoring, driver list management, real time reporting, on-demand MVRs and access to driver training. For certain industries (e.g. transportation and logistics, gig, etc.) driver risk management is a critical business issue affecting reputation, profitability and regulatory compliance.
Our Clients
We serve the background and identity verification services needs of more than 50,000 clients. Our client base is diversified in size of client and industry and includes over 50% of the Fortune 100, over 45% of the Fortune 500 and numerous SMB clients across the world. We have minimal client concentration with no client accounting for more than 5% of revenue, and our top 25 clients accounting for less than 25% of revenue. We serve the healthcare, gig, financial and business services, industrials, retail, contingent, technology, media and entertainment, transportation and logistics, hospitality, education and government industries. We employ an operating model organized by Vertical and Region that produces differentiated end-market insights and allows us to tailor solutions to meet the needs of each industry we serve.
Our client relationships are contractual in nature and typically have multiple year terms with no termination for convenience clauses. A majority of our U.S. enterprise client contracts are exclusive to Sterling or the client is required to use Sterling as their primary provider. Our success is driven by a competitive service offering of fast, reliable, and accurate screening information delivered on a cost-effective basis. Additionally, our offerings are tightly integrated with ATS and HCM platforms, further cementing our services into our clients’ daily HR workflows. Taken together, these factors have yielded strong client relationships with an average tenure of nine years across our top 100 clients based on 2020 and 2021 total revenue.
Sales and Marketing
Sterling’s lead generation and sales organization is one of our defining differentiators in the market. A strong sales culture permeates our organization as nearly all senior members of the management team are active in seeking and winning new business. We sell our solutions through a direct sales team organized by Vertical and Region. Each Vertical and Region has dedicated product marketing personnel and budget. Vertical General Managers and Region Managing Directors determine territories for their respective sales representatives to target. Sales representatives are then responsible for the end-to-end selling process, including discovery, demonstration, negotiation and closing. Our sales representatives are trained to take a consultative approach to the entire new business process in order to understand the specific challenges and industry-specific nuances faced by clients. Based on this research, they design a pursuit strategy and propose solutions tailored to the client’s needs. Sterling’s sales approach ensures that we keep the client and their needs at the center of our process. Each sales representative’s productivity is tracked toward individual quotas with performance measured and reported daily.
Additionally, Sterling utilizes professional services and client success teams, which are also aligned by Vertical and Region, that are responsible for seamless client onboarding, client retention and upselling opportunities. Our Vertical and Region teams partner with centralized shared services groups that provide certain critical processes, including sales cycle management, training, analytics, requests for proposals, marketing operations, brand and digital marketing, pricing, integrations support and client implementations. This provides clients with a smooth experience from prospecting through implementation and support. As of December 31, 2021, we have approximately 100 sales representatives and over 350 client success professionals.
Clients count on Sterling for thought leadership in how they design and optimize their programs. Our client partnership model builds on our Vertical and Region team approach to help clients meet their specific objectives.
Our People
We have built an award-winning culture that enables us to attract and retain diverse talent from a variety of industries and innovative companies. Our mission is to provide the foundation of trust and safety our clients need to create great environments for their most essential resource—people. We believe everyone has the right to feel safe. As an organization, we strive to build a culture around four core values:
•It’s all about the people. Our business is about helping people find the right people. We care deeply about colleagues, clients and their candidates.
•The client is always in the room. We exist to help our clients build a foundation of trust and safety. We make decisions that are best for the clients, based on data and judgment, not ego and politics.
•Deliver results, they matter. We play to win. We are smart, fast and driven. We take risks, make mistakes and learn from them. We deliver.
•Start with trust and prove it every day. We trust each other and prove ourselves worthy of trust to our clients and colleagues every day.
We have implemented a virtual-first approach to work, where many functions will remain remote even after the COVID-19 pandemic recedes. We believe this approach allows us to attract talent wherever people choose to live and also allows us to better support our employees as they strive to balance the needs of their work and personal lives. We believe strongly in investing in the development of our people throughout their time with us and also in ensuring we have an inclusive environment that contributes to our high-performing teams globally.
•Diversity and Inclusion. At Sterling, our focus continues to be on fostering a diverse and inclusive culture that celebrates the unique differences in each of us. Diversity and inclusion (“D&I”) is more than just an idea - it’s ingrained in our culture and how we do business. We have created a strategy working with our D&I team that provides essential programs to nurture a culture of inclusion and belonging, focusing on an equitable environment, inclusive culture, and allyship and engagement. Our D&I strategy helped create five global employee resource groups (“ERGs”), intentional D&I trainings, safe platforms to engage in tough conversations and provide employees with the tools and knowledge required to be an ally and an advocate for our diverse workforce. Our ERGs are: B.E.A.M (Black Employees and Allies Movement), S.A.F.E (Sterling Acceptance For Everyone) for LGBTQIA+ employees and their allies, our Women’s Network, J.E.D.I. (Justly Elevate Diversity in India) and our Caregiver Network. We are proud that women represent more than half of total employees and more than half of the top three levels of employees at Sterling. As part of our commitment, we also require, as a component of our standard onboarding training, meaningful D&I training for all of our employees.

•Talent Acquisition. As a virtual-first organization, we hire talented individuals who raise the bar at Sterling and align with our culture and values. We attract talent no matter where the talent resides rather than relying on local talent pools. We strive to have a diverse candidate slate and interview panel.
•Employee Engagement and Connections. We provide virtual activities for employees to connect, and we host quarterly town halls to ensure company goals and values are cascaded down. Every quarter, four culture crusader winners are announced and recognized by our CEO at a global town hall, with a reward toward their continuing education. These winners are peer nominated and reviewed by our leaders.
•Talent Development and Learning. We have a strong focus on learning and development with access to thousands of online self-paced courses, instructor-led values training, and people leader trainings. In 2021, we launched a “Leaders as Trainers” initiative where employees across the organization discuss their career path and experiences as part of a dialogue with their colleagues. We have expanded our formal mentorship program, first launched as part of the Women’s Network, to other groups of employees.
•Health and Wellness. We offer comprehensive and competitive benefits globally including retirement plans, generous vacation time, unlimited sick days, leave programs, and allowances for meals and transportation in some countries. Our benefits and programs focus on both the physical and the mental health of employees. We offer a variety of resources for our employees for physical and mental wellbeing, including yoga sessions, open forums to talk about mental health, and employee life assistance programs. To further support our employees, we added an additional Company-paid holiday in 2021 and 2022 for all employees globally.
We believe that our culture creates an environment where people are engaged, proud of the work they do, and want to remain, as evidenced by 84% of respondents in our third quarter of 2021 employee pulse survey saying they would recommend Sterling to a friend or colleague.
As of December 31, 2021, we have over 6,000 active employees, including 4,500 in our offshore captive operations in India and the Philippines. We also engage temporary employees and consultants when needed to enhance our workforce. None of our employees are represented by a labor union, and we have never experienced any work stoppages. We consider the relationships we have with our employees to be excellent.
Competition
The market for global background and identity verification services is highly fragmented and competitive. We compete with global competitors as well as regional providers.
The global background screening services market can be broken down into the following categories:
•Global Full-Suite Players. Players in this category, where Sterling competes, are characterized by their global scale and enterprise offerings. Other competitors in this category include First Advantage and HireRight. Sterling differentiates itself from other players in this category through its highly specialized and innovative solutions, exceptional client support backed by deep market knowledge, fulfillment reliability, service quality (speed, accuracy, and compliance), and robust integration capabilities.
•Mid-Tier Players. These competitors tend to focus on a particular geographic region, industry or product line, and have limited global capabilities. Examples of mid-Tier players are Accurate Background, ADP, Cisive, Checkr, DISA, and Triton. Sterling differentiates itself from these players through its service quality, regional compliance expertise, consultative client support, global service and fulfillment capabilities, and price.
•Small and Independently-Owned Players. There are hundreds of small and independently-owned background screening players. These players tend to focus on one to two verticals. They typically serve SMBs, license their platform from third parties, and rely on vendors for fulfillment. When Sterling competes and wins against these players, we generally do so based on our modern proprietary platform, compliance expertise, robust integration ecosystem, and exceptional service delivery times and accuracy.

The identity verification market is vast and growing. There are a multitude of applications for identity verification ranging from background screening, to consumer identification services, to government-controlled security access points. Supporting these applications are a variety of companies providing either technologies or services. Sterling primarily operates in the background screening and credential verification subsector of this market as well as the biometric capture and record channeling subsector.
In the identity verification background screening and credential verification subsector, we compete with a few global full-suite and mid-tier background screening players. Sterling differentiates itself through our integration of identity verification into our proprietary platform as well as the breadth of identity verification technologies we offer.
In the identity verification, biometric capture and record channeling subsector we compete with a few fingerprint network providers. We win in this space based on our technology, security, captive nationwide network of fingerprint collection sites and being FINRA’s designated fingerprint services provider.
In general, we compete for business based on numerous factors, including service speed, accuracy and results, ease-of-use, breadth of offering, fulfillment reliability, compliance expertise, reputation, client service, platform quality and price.
Regulation
Many aspects of our business are subject to regulation in a number of jurisdictions in the U.S. and internationally. In these jurisdictions, government regulators oversee the conduct of our business, and have broad powers to promulgate and/or interpret laws, rules, and regulations that may serve to restrict or limit our operations.
We are subject to laws and regulations globally regarding among other things, the collection, use, disclosure, sale, transfer, receipt, storage, transmission, destruction, and other processing of personal data, including, among others, (i) the FCRA and state consumer reporting agency regulations, (ii) the GDPR, (iii) the U.K. data protection regime (the “U.K. GDPR”), (iv) the Health Insurance Portability and Accountability Act (“HIPAA”), (v) the Drivers’ Privacy Protection Act and (vi) the Illinois Biometric Information Privacy Act (“BIPA”). In addition, a November 2019 settlement with the Consumer Financial Protection Bureau (“CFPB”) also requires us to comply with the FCRA. These laws and regulations increase our operational requirements and subject us to risk of costly governmental fines and penalties, as well as private claims.
Intellectual Property
Our success depends, in part, on developing, maintaining, protecting and enforcing our proprietary technology and intellectual property rights. We own and control various intellectual property rights, such as confidential information, trade secrets, trademarks, service marks, tradenames, domain names, copyrights, patents, and U.S. and foreign registrations and applications for the foregoing. We enter into confidentiality agreements with our employees, clients, suppliers, partners and vendors. While we believe that our intellectual property, in the aggregate, is generally important to our business and operations, we do not regard any aspect of our business as being dependent upon any single intellectual property right. We rely on the combination of intellectual property rights and other measures to protect our proprietary rights. Despite these efforts, existing intellectual property laws may afford only limited protections.

Seasonality
Demand for our products and services and our revenue is affected seasonally by macroeconomic hiring trends. Typically, revenue acceleration begins in the first quarter, with steady growth across the quarters as hiring accelerates. Also, certain clients across various industries historically have ramped up their hiring throughout the first half of the year as winter concludes, commercial activity tied to outdoor activities increases, and the school year ends, giving rise to student and graduate hiring.
Supplier Diversity
As a global leader in background and identity services, we pride ourselves on not only finding the right people for our clients, but also the right vendors for our business. We recognize the importance of having a diverse vendor base that reflects our customers around the world. We embrace diversity through our employees, our suppliers and partners we work with, our customers, and the communities in which we work and live. Sterling’s vendor diversity mission is to proactively identify, build relationships with, and purchase goods and services from certified diverse businesses. Sterling’s Vendor Diversity Program is administered and monitored by the Strategic Sourcing & Global Procurement team. The program is governed by internal goals and contractual commitments to our clients. At Sterling, we understand the critical need to vet and perform due diligence on vendors within our supply base. A thorough due diligence process allows us to identify diverse vendors and include those vendors in our day-to-day screening business. Utilizing diverse vendors is one way that Sterling can support economic development of the diverse communities we serve. We further expect our suppliers to operate within the framework of principles, guidelines, and policies aligned with our ethical, social, and environmental responsibilities, as described in our Supplier Code of Conduct.
Indemnification and Insurance

Our business exposes us to potential liability including, but not limited to, potential liability for (i) breach of contract or negligence claims by our customers, (ii) non-compliance with applicable laws and regulations, and (iii) employment-related claims. In certain circumstances, we may also be liable for the acts or omissions of others, such as suppliers of goods or services.

We attempt to manage our potential liability to third parties through contractual protection (such as indemnification and limitation of liability provisions) in our contracts with customers and others, and through insurance. The contractual indemnification provisions vary in scope and generally do not protect us against some potential liabilities, such as liability arising out of our gross negligence or willful misconduct. In addition, in the event that we seek to enforce such an indemnification provision, the indemnifying party may not have sufficient resources to fully satisfy its indemnification obligations or may otherwise not comply with its contractual obligations. Further, the limitation of liability provisions in our customer contracts also vary in scope, thresholds and exclusions.

We currently maintain errors, omissions and professional liability insurance coverage with limits we believe to be appropriate. However, the coverage provided by such insurance may not be adequate for all claims made and such claims may be contested by applicable insurance carriers.

Available Information
Our internet address is www.sterlingcheck.com. We make available free of charge on or through our Internet website, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on, or that can be accessed through, our website is deemed not to be incorporated in this Annual Report on Form 10-K or to be part of this Annual Report on Form 10-K.
Executive Officers of the Registrant
The following table presents Sterling’s current executive officers as of March 12, 2022:

Name	Age	Position
Management
Joshua Peirez	51	Chief Executive Officer and Director
Lou Paglia	47	President and Chief Operating Officer
Peter Walker	49	Executive Vice President and Chief Financial Officer
Steven Barnett	57	Executive Vice President, Secretary and Chief Legal & Risk Officer
Robyn Price Stonehill	50	Executive Vice President, Chief People Officer
Joshua Peirez
Mr. Peirez joined Sterling as Co-Chief Executive Officer and Director in July 2018 and was named Chief Executive Officer in April 2019. He brings extensive strategy, product and operational experience to the Company, and plays an instrumental role in driving Sterling toward its global vision.
Prior to Sterling, Mr. Peirez served as President and Chief Operating Officer for Dun & Bradstreet, leading all aspects of customer-facing operations including the Company’s lines of business, multi-channel sales platform, service of client solutions, strategy, as well as mergers and acquisitions. Prior to joining Dun & Bradstreet, Mr. Peirez spent ten years with MasterCard, most recently in the role of Chief Innovation Officer for MasterCard Worldwide. A lawyer by training, Mr. Peirez also served as the Company’s Group Executive, Global Public Policy and Associate General Counsel. Before joining MasterCard in 2000, Mr. Peirez was an associate at Clifford Chance Rogers & Wells focusing on antitrust litigation.

Mr. Peirez has served on the Federal Reserve Board’s Consumer Advisory Council and the board of directors for the Westchester County Association. He was named in the Top 10 Innovators of 2009 ranked by Bank Technology News.
Mr. Peirez received a Bachelor of Science degree in Policy Analysis, Economic and Government Studies from Cornell University, and a Juris Doctor degree from Brooklyn Law School, where he received the Corpus Juris Secundum Award in Criminal Law and Comparative Constitutional Law. Mr. Peirez was selected to serve as a director because of the perspective, management, leadership experience and operational expertise in our business that he has developed as our Chief Executive Officer.

Lou Paglia
Mr. Paglia joined Sterling as a consultant to serve as interim Chief Product Officer in October 2015. In January 2016, Mr. Paglia was hired as a full-time employee and named Executive Vice President, Ventures. Mr. Paglia was promoted to Chief Innovation Officer in April 2018, named President in December 2018 and named Chief Operating Officer in March 2021. Mr. Paglia leads global operations for Sterling and is responsible for driving revenue growth, delivery of unrivaled client service, and ensuring Sterling’s tech enabled business services meet the evolving needs of the market.
Prior to joining Sterling, Mr. Paglia held executive roles in product, operations and general management at various companies including MTV Networks, a division of Viacom; Infogroup; Factiva, a joint venture between Dow Jones and Reuters; as well numerous early-stage companies. Mr. Paglia received a Bachelor of Business Administration degree in Computer Information Systems from James Madison University and a Masters of Business Administration degree from MIT’s Sloan School of Management.

Peter Walker
Mr. Walker joined Sterling as Executive Vice President and Chief Financial Officer in July 2019. He brings deep experience in finance, strategy and operations with leading companies in business services, financial, technology, and retail sectors. Prior to joining Sterling, Mr. Walker spent two years with Jackson Hewitt as Chief Financial Officer leading finance, strategy, human resources and client experience. Prior to joining Jackson Hewitt, Mr. Walker spent over ten years at Assurant in senior finance and strategy roles, most recently in the role of Chief Strategy Officer for the global enterprise. Mr. Walker began his professional career in consulting with Ernst & Young LLP. Mr. Walker received his Bachelor of Science degree in Accounting from Miami University of Ohio and a Masters of Business Administration degree from New York University’s Stern School of Business. Mr. Walker is a Certified Public Accountant.
Steven Barnett
Mr. Barnett joined Sterling in January 2016 as Executive Vice President, General Counsel and Secretary, and was named Chief Legal & Risk Officer in March 2020. Mr. Barnett brings experience in legal, compliance, regulatory and government affairs, having served as general counsel and outside counsel, for both public and private companies. Prior to joining Sterling, Mr. Barnett served as Executive Vice President and General Counsel at Jackson Hewitt Tax Service Inc. and NRT, now part of Realogy Corporation. Mr. Barnett began his career as a corporate lawyer at Skadden Arps, where he specialized in mergers and acquisitions and corporate finance transactions. Mr. Barnett received a Bachelor of Science degree in Business Administration from the State University of New York at Albany and a Juris Doctor degree from Fordham University School of Law.
Robyn Price Stonehill

Ms. Stonehill joined Sterling in November 2021 as Executive Vice President and Chief People Officer. Ms. Stonehill brings extensive human resources experience and has strategically advised leaders on organizational transformation, acquisitions, and divestitures, and is focused on enhancing the employee experience, developing talent, and building a strong culture.
Prior to joining Sterling, Ms. Stonehill was Executive Vice President, Chief Human Resources Officer at Assurant. Throughout Ms. Stonehill’s 21-year career with Assurant, she held a variety of leadership roles related to total rewards, talent acquisition, operations and other human resources functions. Ms. Stonehill began her professional career in consulting at KPMG. As an advocate for diversity, equity and inclusion, Ms. Stonehill was recognized by Diversity Journal as a Woman Worth Watching in 2015. Ms. Stonehill graduated summa cum laude with a Bachelor of Arts degree in Mathematics from Queens College of the City University of New York.

Item 1A. Risk Factors.
Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. If any of the following risks occur, the business’s financial condition, cash flows, liquidity and results of operations may be negatively impacted, and we may not be able to achieve our quarterly, annual or long-range plans. Additional risks and uncertainties not known to us or not described below may also negatively impact our business and results of operations. You should carefully consider the following risks before you decide to purchase our common stock. If any of the following risks actually occur, our business, results of operations, and financial condition could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.
Risk Factors Summary
The following is a summary of the principal factors that make an investment in our common stock speculative or risky.
•We could face liability based on the nature of our services and the information we report or fail to report in our background screening, which may not be covered or fully covered by insurance.
•We are subject to significant governmental regulation, and changes in law or regulation, or a failure to correctly identify, interpret, comply with and reconcile the laws and regulations to which we are subject, could result in substantial liability or materially adversely affect our product and service offerings, revenue or profitability.
•Our international operations subject us to a broad range of laws and regulations that may be difficult to manage and could expose us to numerous risks that, individually or together, could materially and adversely affect our business.
•Failure to comply with economic sanctions, anti-corruption and anti-money laundering laws and similar laws primarily associated with our activities outside of the U.S. could subject us to penalties and other material adverse consequences.
•We collect, host, store, transfer, disclose, use, secure and retain and dispose of personal information. Security breaches may result in the disclosure of personal information (as well as confidential information) and improper use of such information may negatively affect our business and harm our reputation.
•Failure to comply with privacy, data protection and cybersecurity laws and regulations could have a materially adverse effect on our reputation, results of operations or financial condition, or have other material adverse consequences.
•If a third party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or expensive licenses, and our business may be harmed.
•If our trademarks, trade names, and confidential information are not adequately protected, we may lose our competitive advantage in our target markets.
•Our growth depends on the success of our strategic relationships with third parties as well as our ability to successfully integrate our applications with a variety of third-party technologies.
•The success of our business depends in part on our relationships with our partners.
•A failure, disruption or change to the cost of the computing services that we utilize could have a materially adverse effect on our business and results of operations.
•Systems failures, interruptions or delays in service, including due to natural disasters, cyber-attacks or other catastrophic events, could delay and disrupt our services, which could materially harm our business and reputation.

•Our business, financial condition and results of operations could be materially adversely affected by unfavorable conditions in the general economy.
•We are subject to significant competition, and if we fail to compete successfully, our sales could decline and our business, financial condition and results of operations could be materially adversely affected.
•A significant portion of our fulfillment operations, and certain of our technology development operations, subject us to particular risks inherent in operating overseas.
•If we fail to upgrade, enhance and expand our technology and services to meet client needs and preferences, or fail to successfully manage the transition to new products and services, the demand for our products and services may materially diminish.
•We have incurred operating losses in the past, may incur operating losses in the future and may not achieve or maintain profitability in the future.
•Our recent growth rates may not be sustainable or indicative of future growth.
•Our growth depends, in part, on increasing our presence in the markets that we currently serve, and we may not be successful in doing so.
•We acquire information from a variety of sources to conduct our business, and if some of these sources are not available to us in the future, or if the fees charged by such sources significantly increase, our business may be materially and adversely affected and our profit margins may decline.
•We are subject to payment-related risks that may result in higher operating costs or the inability to process payments, either of which could harm our business, financial condition and results of operations.
•Sales to government entities and higher-tier contractors to governmental clients involve unique competitive, procurement, budget, administrative and contractual risks, any of which could materially adversely impact our business, financial condition and results of operations.
•We may incur impairment charges for our goodwill which would negatively affect our operating results.
•The continuing economic, health and business disruption caused by the COVID-19 pandemic could adversely affect our business, financial condition and results of operations.
•We have identified a material weakness in our internal control over financial reporting. If this material weakness is not remediated, or if we experience additional material weaknesses in the future or otherwise fail in the future to maintain an effective system of internal control over financial reporting or effective disclosure controls and procedures, we may not be able to accurately or timely report our financial condition or results of operations, which may materially adversely affect investor confidence in us and, as a result, the price of our common stock.
•Our Sponsor (as defined below) controls us and their interests may conflict with ours or yours in the future.
•To service our indebtedness, we require a significant amount of cash, which depends on many factors beyond our control.
•We are a “controlled company” within the meaning of the corporate governance standards of Nasdaq and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements.

Risks Relating to Our Business and Industry
Regulatory and Legal Risks
We could face liability based on the nature of our services and the information we report or fail to report in our background screening, which may not be covered or fully covered by insurance.
We face potential liability from individuals, classes of individuals, clients or regulatory bodies for claims based on the nature, content or accuracy of our services and the information we use and report and depending on our compliance with the Fair Credit Reporting Act (“FCRA”), U.S. state consumer reporting agency laws or regulations, foreign regulations and applicable employment laws. Our potential exposure to lawsuits or government investigations may increase depending in part on our clients’ compliance with these laws and regulations and applicable employment laws in their procurement and use of our screening reports as part of their hiring process, which is generally outside of our control. Our potential liability includes claims of non-compliance with the FCRA and other laws and regulations governing our services, as well as other claims of defamation, invasion of privacy, negligence, copyright, patent or trademark infringement. In some cases we may be subject to strict liability.
We also face potential liability from our clients, and possibly third parties, in the event we fail to report information, particularly criminal records or other potentially negative information. For example, should we fail to identify and report an available and reportable criminal felony record that our client hired us to report, or should we fail to correctly report such information to our client, then we may face potential liability in the event that the employer hires such candidate, later discovers such record, terminates such employee and is in turn sued by such employee. We may also face liability in the event the employer hires such candidate and that employee then causes personal or monetary injury or damage to the employer, its other employees or other third parties. From time to time, we have been subject to claims and lawsuits by current and potential employees of our clients, alleging that we provided to our clients inaccurate or improper information that negatively affected the clients’ hiring decisions. Although the resolutions of these lawsuits have not had a material adverse effect on us to date, the costs of such claims, including settlement amounts or punitive damages, could be material in the future, could cause adverse publicity and reputational damage, could divert the attention of our management, could subject us to equitable remedies relating to the operation of our business and provision of services and result in significant legal expenses, all of which could have a material adverse effect on our business, financial condition and results of operations and adverse publicity, and could result in the loss of existing clients and make it difficult to attract new clients. Insurance may not be adequate to cover us for all risks to which we are exposed or may not be available to cover these claims at all. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of our insurance coverage, could have a material adverse effect on our business, financial condition or results of operations. Additionally, we cannot be certain that our insurance coverage, including any applicable deductibles, copays and other policy limits, will continue to be available to us at a reasonable cost or will be adequate to cover any claims or lawsuits we may face in the future or that we will be able to renew our insurance policies on favorable terms, or at all.
We are subject to significant governmental regulation, and changes in law or regulation, or a failure to correctly identify, interpret, comply with and reconcile the laws and regulations to which we are subject, could result in substantial liability or materially adversely affect our product and service offerings, revenue or profitability.
Because we are a consumer reporting agency relating to many of our services and we deal primarily in searching and reporting public and non-public consumer information and records, including criminal records, employment and education history, credit history, driving records and drug screening results, we are subject to extensive, evolving and often complex governmental laws and regulations, such as the FCRA, the Drivers’ Privacy Protection Act (“DPPA”), state consumer reporting agency laws as well as state licensing and registration requirements, including as a consumer reporting agency and a private investigator, and various other foreign, federal, state and local laws and regulations, including the Investigative Consumer Reporting Agency Act and case law relating to the FCRA and such other law and regulations. The restrictions and process requirements largely relate to what may be reported about an individual, when, to whom, and for what purposes, and how the subjects of consumer reports are to be treated. Compliance with these laws and regulations requires significant expense and resources, which could increase significantly as these laws and regulations evolve. Additionally, our identity verification business could also be adversely impacted if we fail to comply with the rules and regulations of the FBI. Our failure to comply with FBI regulations could result in loss of our status as an FBI channeler, which could have a material adverse effect on our business, financial condition, results of operations or growth strategy.
Further, as discussed below under “Risks Related to Intellectual Property, Information Technology and Data Privacy—Failure to comply with privacy, data protection and cybersecurity laws and regulations could have a materially adverse effect on our reputation, results of operations or financial condition, or have other material adverse consequences,” we are subject to laws that restrict access to, use and disclosure of certain types of personal information and regulate the protection, storage and disposal of such information. We are subject to such laws and regulations in many jurisdictions. Identifying, interpreting and complying with foreign laws and regulations is particularly difficult due to the broad range of such foreign laws and regulations, as well as uncertainties with respect to the applicability and interpretation of such laws and regulations. Failure to comply with these domestic and foreign laws and regulations, to the extent applicable, may harm our reputation and result in the imposition of civil and criminal penalties and fines, private litigation, restrictions on our operations, and breach of contract or indemnification claims by our clients and vendors including data suppliers, which may not be covered by insurance. Further, laws and regulations governing investment migration programs are subject to regulatory interpretation. Should it be determined that these programs violate any laws or regulations, our Sterling Diligence business, specifically with respect to our Citizenship-by-Investment diligence solutions, could be adversely impacted, which could have a material adverse effect on our business, financial conditions and results of operations.
In addition to the challenges of identifying, interpreting and complying with such laws and regulations, and changes to such laws and regulations over time, we face the challenge of reconciling the many potential conflicts between such laws and regulations among the various domestic and international jurisdictions that may be involved in the provision of our services. These challenges may require us to incur additional compliance costs, and could also increase our exposure to potential lawsuits, fines and penalties. A failure to correctly identify, interpret, comply with and reconcile the laws and regulations to which we are subject could result in substantial liability and could have a material adverse effect on us. The expansion of our business into areas other than employment screening may require compliance with additional laws and regulations.
Changes to law, regulation, or administrative enforcement and interpretations or other prohibitions could materially adversely affect our offerings, revenue, or profitability. For example, numerous states have implemented “ban the box” and “fair chance” hiring laws that prohibit employers from inquiring or using a candidate’s criminal history to make employment decisions. Many states have in recent years amended their “ban the box” and “fair chance” laws to increase the restrictions on the use of such information. If the U.S. federal government, a foreign government or additional states or municipalities were to pass regulations precluding or limiting the use of pre-employment screening in hiring decisions, our ability to conduct our current business in the applicable jurisdiction could be materially reduced or eliminated.
Our international operations subject us to a broad range of laws and regulations that may be difficult to manage and could expose us to numerous risks that, individually or together, could materially and adversely affect our business.
In 2021, we performed screening services in over 240 countries and territories worldwide. We expect to continue to provide screening services in a large number of countries and territories worldwide and we intend to expand our international operations. Privacy and other laws and regulations governing our operations in these jurisdictions may not be fully developed, may vary significantly, are subject to change from time to time, and may sometimes conflict or be subject to multiple interpretations. Identifying, interpreting and complying with these laws and regulations is difficult, and we cannot be certain we have done so or will correctly do so. As a result, we rely on outside counsel or business personnel in interpreting or applying local laws and regulations, which generally is limited, or on our clients’ or local vendors’ knowledge of such laws and regulations. In addition, a significant portion of our operations, including screening fulfillment, are conducted through subsidiaries in Mumbai, India and Manila, the Philippines.
Our international operations, including our screening fulfillment operations in India and the Philippines, may subject us to additional risks and challenges, particularly with respect to:
•obtaining qualified, reliable data sources and vendors that cover international markets on reasonable terms, if at all;
•the need to develop, localize and adapt our products and services for specific countries, including translation into foreign languages, localization of contracts for different legal jurisdictions and associated expenses;
•compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy, intellectual property and data protection laws and regulations;
•potentially weaker protection for intellectual property and other legal rights than in the U.S. and practical difficulties in enforcing intellectual property and other rights;

•laws, customs and business practices favoring local competitors;
•foreign exchange controls that might prevent us from repatriating cash to the U.S.;
•increased financial accounting and reporting burdens and complexities;
•potential negative consequences from changes to taxation policies, including unfavorable foreign tax rules;
•enforcing contracts under foreign legal systems, as well as defending claims brought in jurisdictions outside the U.S.;
•difficulties in appropriately staffing and managing foreign operations and providing appropriate compensation for local markets;
•increased costs and risks of developing and managing global operations, including our potential failure to implement global best practices, experiences of employee dissatisfaction and the improper allocation of resources, as a result of distance as well as language and cultural differences;
•labor disturbances;
•new and different sources of competition;
•currency fluctuations that could affect our margins on international services or could increase the cost of labor at our India and Philippines subsidiaries;
•non-compliance with applicable currency exchange control regulations, transfer pricing regulations, or other similar regulations;
•geopolitical unrest, which could cause disruptions in our business, limit our ability to conduct business in certain jurisdictions or cause us to change our business practices; and
•trade relations, security and economic instability, regional or international conflicts and the outbreak of pandemics or diseases.
Operating and expanding our business internationally could require us to incur additional compliance costs, which may be significant, or could subject us to substantial liability, including civil and criminal penalties and fines, restrictions on our operations, and breach of contract or indemnification claims by our clients and data suppliers, for failure to adequately comply in any or all of these jurisdictions. Any such cost or liability could have a material adverse effect on our business, financial condition and results of operations.
Failure to comply with economic sanctions, anti-corruption and anti-money laundering laws and similar laws associated primarily with our activities outside of the United States could subject us to penalties and other material adverse consequences.
We are subject to various trade restrictions, including economic sanctions and export controls, imposed by governments around the world with jurisdiction over our operations. Such trade controls prohibit or restrict transactions involving certain persons and certain designated countries or territories, including Cuba, Iran, Syria, North Korea, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic. We maintain policies and procedures designed to ensure compliance with applicable sanctions and export controls, including those imposed by OFAC, the U.S. Department of Commerce’s Bureau of Industry and Security, Her Majesty’s Treasury and the EU or EU member states. As part of our business, we engage in limited interactions involving certain countries that are targets of economic sanctions, including obtaining or verifying information that is located in such countries. We believe that such interactions are conducted in compliance with applicable trade controls in accordance with relevant legal exemptions and authorizations. However, our employees, contractors, and agents, and companies to which we outsource certain of our business operations, may take actions in violation of laws and regulations and our policies for which we may be ultimately responsible and our policies and procedures may not be adequate in protecting us from liability. Any such violation could have a material adverse effect on our reputation, client relationships, business, results of operations and prospects.

We operate a global business and may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We are subject to anti-bribery, anti-corruption and anti-money laundering laws in the countries in which we operate, including the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and the U.K. Bribery Act. These laws generally prohibit companies and their employees and third-party intermediaries from corruptly promising, authorizing, offering, or providing, directly or indirectly, improper payments of anything of value to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any improper advantage. Many anti-corruption laws also prohibit commercial bribery (i.e., bribery involving private parties) and soliciting and receiving bribes. In addition, U.S. public companies are required to maintain books and records that accurately and fairly represent their transactions and to have an adequate system of internal accounting controls. In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, agents or other partners or representatives fail to comply with these laws, and governmental authorities in the United States and elsewhere could seek to impose substantial civil or criminal fines and penalties which could have a material adverse effect on our business, reputation, results of operations and financial condition.
We have implemented an anti-corruption compliance program and policies, procedures and training designed to foster compliance with these laws. However, our employees, contractors, and agents, and companies to which we outsource certain of our business operations, may take actions in violation of our policies or applicable law. Such actions could have a material adverse effect on our reputation, business, results of operations and prospects.
Violation of applicable trade controls, anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, disgorgement of profits, injunctions, suspension or debarment from U.S. government contracts and other remedial measures, any of which could have a materially adverse effect on our reputation, business, financial condition, results of operations and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees. Further, we cannot predict the nature, scope or effect of future regulatory requirements, including changes that may affect existing regulatory exceptions, and we cannot predict the manner in which existing laws and regulations might be administered or interpreted.
Risks Related to Intellectual Property, Security and Data Privacy
We collect, host, store, transfer, disclose, use, secure and retain and dispose of personal information. Security breaches may result in the disclosure of personal (and other confidential) information and improper use of information may negatively affect our business and harm our reputation.
Our products and services involve the collection and transmission of confidential and sensitive information of our clients and their existing and potential employees, including personal information such as: social security numbers and their foreign equivalents, driver’s license numbers, dates of birth, addresses, identity verification information (such as government issued identification or passport numbers) and other sensitive personal and business information, which subjects us to potential liability from clients, consumers, data subjects, third parties and government authorities relating to claims of legal or regulatory non-compliance, defamation, invasion of privacy, false light, negligence, intellectual property infringement, misappropriation or other violation and/or other related causes of action. A security breach in our facilities, platforms, computer networks, systems or databases (or those of our third-party service providers) or employee error or misconduct could expose us to a risk of loss of, or unauthorized access to and misappropriation or compromise of, this personal information, which could result in adverse publicity and harm our business and reputation and result in a loss of clients, system interruptions or the imposition of fines or other penalties by governmental agencies and claims by our clients and their candidates and employees. Further, the global security environment grows increasingly challenging as attacks on information technology systems continue to grow in frequency, complexity and sophistication and our systems may be targeted and vulnerable to physical break-ins, computer viruses, ransomware, loss or destruction of data, other malicious code, or unauthorized access or attacks by hackers, employee malfeasance and similar intrusions. Outside parties may also attempt to fraudulently induce employees to take actions, including the release of proprietary business or personal information or to make fraudulent payments through illegal electronic spamming, phishing, spear phishing or other tactics. Certain of these malicious parties may be state-sponsored and supported by significant financial and technological resources. Although this is a global problem, it may affect us more than other businesses because malevolent parties may focus on the amount and type of personal and business information that we collect, host, store, transfer, process, disclose, use, secure, retain and dispose of. If unauthorized parties gain access to our products or services or our platforms, computer networks, systems or databases, or if authorized parties utilize our products or services for non-

permissible purposes, they may be able to steal, publish, delete or modify the confidential and third-party personal information in our control. As a result of the increased number and proportion of our employees, third-party service providers and other third parties working remotely, there is an increased risk that we may experience cybersecurity-related incidents. Any inability to protect the security, integrity and privacy of our data and electronic transactions, or any misuse of our information services by our clients, employees or hackers, could cause significant harm to our business and reputation and result in significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently, are increasingly complex and sophisticated and may be difficult to detect for long periods of time and generally are not discovered until after they have been launched against or infiltrated a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures.
An actual or perceived breach of our security could have one or more of the following material and adverse effects:
•deter clients from using our products and services and harm our reputation;
•expose clients to the risk of financial or medical identity theft;
•expose us to liability;
•increase operating expenses to correct problems caused by the breach;
•deter data suppliers from supplying information to us;
•affect our ability to meet clients’ expectations;
•divert management focus; or
•lead to inquiries from, or sanctions or penalties imposed by, governmental authorities, such as the Federal Trade Commission, data protection supervisory authorities or state attorneys general, each of which has imposed significant penalties on companies that have failed to adequately protect personal information, and U.S. states’ attorneys general, who have authority to impose fines or penalties with respect to breaches under state laws.
We rely on a variety of security measures, software, tools and monitoring to provide security for our processing, transmission and storage of personal information and other confidential information. We also rely on third-party service providers to process some of our data and any failure by such third parties to prevent or mitigate security breaches or improper access to, or disclosure of, such information could have adverse consequences for us similar to an incident directly on our systems. Although none of the data or cybersecurity incidents that we have encountered to date have materially affected us, we cannot assure that we or our third-party service providers will not experience any future security breaches, cyber-attacks or unauthorized disclosures, particularly given the continuously evolving nature of tools and methods used by hackers and cyber criminals. Our information technology systems may be vulnerable to computer viruses, malware or physical or electronic intrusions that our security measures may not detect.
Furthermore, federal and state regulators and many federal, state and international laws and regulations require notice of certain data security breaches that involve personal information, which, if applicable, could lead to widespread negative publicity, which may cause our clients to lose confidence in the effectiveness of our data security measures. In addition, we may incur significant costs and operational consequences in connection with investigating, mitigating, remediating, eliminating, and putting in place additional measures designed to prevent future actual or perceived security incidents, as well as in connection with complying with any notification or other obligations resulting from any security incidents. These costs may include, but are not limited to, retaining the services of cybersecurity vendors and service providers, compliance costs arising out of existing and future cybersecurity, data protection and privacy laws and regulations and costs related to maintaining redundant networks, data backups and other damage-mitigation measures. While we maintain insurance coverage that, subject to policy terms and conditions, is designed to cover losses or claims that may arise in connection with certain aspects of data and cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise. Furthermore, we cannot be certain that insurance coverage will continue to be available on acceptable terms or at all, or that the insurer will not deny coverage as to any future claim.
If we are unable to fully protect the security and privacy of our data and electronic transactions, including through updates to our products and applications, or if we or our third-party service providers are unable to prevent any data security breach, incident, unauthorized access, and/or misuse of our information by our clients, employees, vendors, or hackers, it could result in significant liability (including litigation and regulatory actions and fines), cause lasting harm to our brand and reputation and cause us to lose existing clients and fail to win new clients.
Failure to comply with privacy, data protection and cybersecurity laws and regulations could have a materially adverse effect on our reputation, results of operations or financial condition, or have other material adverse consequences.
The collection, storage, hosting, transfer, processing, disclosure, use, security and retention and destruction of personal information required to provide our products and services is subject to federal, state, municipal and foreign privacy, data and consumer protection and cybersecurity laws. These laws, which are not uniform, generally do one or more of the following: regulate the collection, storage, hosting, transfer (including in some cases, the transfer outside the country of collection), processing, disclosure, use, security and retention and destruction of personal information; require notice to individuals of privacy practices; and give individuals certain rights with respect to their personal information. A growing trend of laws and regulations in this area is to provide for mandatory consumer notification to affected individuals, clients, data protection authorities and/or other regulators in the event of a data breach, and further expansion of requirements is possible. Further, if our practices or products are perceived to constitute an invasion of privacy, we may be subject to increased scrutiny and public criticism, litigation, and reputational harm, which could disrupt our business and expose us to liability. In many cases, these laws apply not only to third-party transactions, but also to transfers of information among us and our subsidiaries. The GDPR, the U.K. data protection regime consisting primarily of the U.K. General Data Protection Regulation (“U.K. GDPR”), effective as of January 1, 2021, and the U.K. Data Protection Act 2018, as amended on January 1, 2021, which supplements the U.K. GDPR, the Health Insurance Portability and Accountability Act (“HIPAA”) in the U.S., and the California Consumer Privacy Act (“CCPA”) are among some of the more comprehensive of these laws.
The scope and interpretation of data privacy and cybersecurity regulations continues to evolve, and we believe that the adoption of increasingly restrictive regulations in this area is likely in the near future internationally and within the U.S. at both state and federal levels. For example, although not effective until January 1, 2023 (with a lookback to January 1, 2022), the California Privacy Rights Act (“CPRA”), which expands upon the CCPA, was passed on November 3, 2020. The CCPA requires (and the CPRA will require) covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA exempts much of the data that is covered by FCRA and DPPA and, therefore, much of our data is not subject to the CCPA. However, information we hold about individual residents of California that is not subject to FCRA and DPPA would be subject to the CCPA. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. Further, other states, such as Virginia and Colorado, have instituted privacy and data security laws, rules and regulations, and many similar laws have been proposed at the federal and state level. These laws, rules and regulations may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, and the results of our operations or prospects. There are also laws and regulations governing the collection and use of biometric information, such as fingerprints and face prints. For example, the BIPA applies to the collection and use of “biometric identifiers” and “biometric information” which include finger and face prints. A business required to comply with BIPA is not permitted to sell, lease, trade or otherwise profit from biometric identifiers or biometric information it collects, and is also under obligations to have a written policy with respect to the retention and destruction of all biometric identifiers and biometric information; ensure that it informs the subject of the collection and the purpose of the collection and obtains consent for such collection; and obtain consent for any disclosure of biometric identifiers or biometric information. Individuals are afforded a private right of action under BIPA and may recover statutory damages equal to the greater of $1,000 or actual damages and reasonable attorneys’ fees and costs. Several class action lawsuits have been brought under BIPA, as the statute is broad and still being interpreted by the courts. Additionally, a number of other laws concerning the collection, retention and use of biometric information have been proposed or passed. Such laws and proposals, if passed, could increase our potential liability, increase our compliance costs, cause us to change our business practices and materially adversely affect our business. To the extent that regulation of data privacy and cybersecurity continues to increase, we may incur additional compliance costs and may be exposed to increased noncompliance risk.
Both the GDPR and the U.K. GDPR impose stringent operational requirements for entities processing personal data including requirements to provide detailed disclosures about how personal data is processed, demonstrate an appropriate legal basis and grant significant rights for data subjects. The GDPR, national implementing legislation in European Economic Area (“EEA”) member states, and the U.K. GDPR impose a strict data protection compliance regime including: providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting rights for data subjects in regard to their personal data (including the right to access, to be “forgotten” and the right to data portability), imposing an obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; maintaining a record of data processing; and complying with the principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. In addition, both regimes impose significant penalties for non-compliance. In particular, under the GDPR/U.K. GDPR, fines of up to 20 million euros / £17.5 million or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR/U.K. GDPR requirements. Such penalties are in addition to any civil litigation claims by data subjects (which may result in significant compensation or damages liabilities), potential regulatory investigations, reputational damage, consent orders, orders to cease/change the way we process or transfer personal information, enforcement notices, compulsory audits, resolution agreements, requirements to take particular actions with respect to training, policies or other activities.
Complying with these laws and requirements, including the enhanced obligations imposed by the GDPR/U.K. GDPR, HIPAA, CCPA and BIPA may result in significant costs to our business and require us to modify our data processing practices and policies, cease offering certain products and services, and incur substantial costs and potential liability in an effort to comply with such laws and regulation. Any unauthorized disclosure of personal information or personal data could also be expensive to defend, damage our reputation and materially adversely affect our business, financial condition and results of operations.
While the GDPR applies uniformly across the EU, each EU member state is permitted to issue nation-specific data protection legislation, which has created inconsistencies on a country-by-country basis. Moreover, Brexit (as defined below) has created further uncertainty and could result in the application of new data privacy and protection laws and standards to our operations in the United Kingdom, our handling of personal data of users located in the United Kingdom, and transfers of personal data between the EU and the United Kingdom. Today, U.K. GDPR largely mirrors the GDPR. Reflecting this, on June 28, 2021, the European Commission adopted an adequacy decision which provides for the free transfer of personal data from the EU to the United Kingdom. In its decision, the European Commission included a sunset clause, which provides that it will automatically expire four years from its entry into force subject to renewal only if the United Kingdom continues to ensure an adequate level of data protection. In announcing the decision, it was further noted that there will be close monitoring of the United Kingdom system as it evolves and that the European Commission may intervene at any time if the level of data protection in the United Kingdom deviates from the level of protection in place at the time of the decision. If the United Kingdom does not retain its positive adequacy decision from the EU, we may be required to implement new processes and put new agreements in place, such as standard contractual clauses, to govern any transfers of personal data from the EU to the United Kingdom. In addition, Brexit and the subsequent implementation of the U.K. GDPR exposes us to two parallel data protection regimes, each of which potentially authorizes similar significant fines and other potentially divergent enforcement actions for certain violations. On July 16, 2020, the European Court of Justice (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework, a mechanism under which personal data could be transferred from the EEA to U.S. entities that had self-certified under the Privacy Shield Framework. The court also called into question the Standard Contractual Clauses (“SCCs”), another lawful mechanism for cross-border transfers of personal data, noting adequate safeguards must be met for SCCs to be valid.

The European Commission updated the SCCs on June 4, 2021, and additional regulatory guidance has been released that seeks to impose additional obligations on companies seeking to rely on the SCCs for such transfers. Parties transferring personal data from the EEA to third countries with “inadequate data protection” such as the U.S. will have until December 27, 2022 to update any existing agreements, or any new agreements executed before September 27, 2021, that rely on SCCs. Nevertheless, ongoing legal challenges in the E.U. to the mechanisms allowing companies to transfer personal data from the EEA to certain other jurisdictions, including the U.S., following the CJEU’s decision may result in further limitations on the ability to transfer data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that permit cross-border data transfers.

The new SCCs apply only to the transfer of data outside of the EEA and not the U.K., though on January 31, 2022, the U.K.’s Information Commissioner’s Officer announced that proposals for the U.K.’s own form of agreement and addendum to the E.U. SCCs (the “U.K. SCCs”), which could be used for transfers for data from the U.K., have been laid before Parliament. If no objections are raised in Parliament and the proposals are approved, the U.K. SCCs will come into force on March 21, 2022 (subject to a grace period for implementation). Any transfers by us or our vendors of personal data from the EEA/U.K. may not comply with EEA/U.K. data protection laws, may increase our exposure to the GDPR’s/U.K. GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions and may reduce demand for our products from companies subject to European/United Kingdom data protection laws. If we are unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services and could adversely affect our financial results, and, until the legal uncertainties regarding how to legally continue transfers pursuant to the SCCs and other mechanisms are settled, we will continue to face uncertainty as to whether our efforts to comply with our obligations under the GDPR will be sufficient.

Outside of Europe, the People’s Republic of China enacted a new Personal Information Protection Law, effective November 1, 2021 (“PIPL”) that imposes various restrictions and conditions on the collection, use, disclosure, security, retention, cross-border transfer and other processing of personal information. PIPL also contains proposals for significant fines. PIPL represents an entirely new privacy regulatory regime in China and introduces new uncertainties, increased obligations and potential exposure to fines and penalties for the operation of our business in China. The future enactment of more restrictive laws, rules or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our businesses and noncompliance could result in significant regulatory penalties and legal liability and damage our reputation. Due to the substantial number of state, local and international jurisdictions in which we operate, there also is a risk that we may be unable to adequately monitor actual or proposed changes in, or the interpretation of, the laws or governmental regulations of such U.S. states and localities. Although we make reasonable efforts to comply with all applicable data protection laws and regulations, our interpretations and such measures may have been or may prove to be insufficient or incorrect, and any delay in our compliance with changes in such laws or governmental regulations could result in potential fines, penalties, or other sanctions for non-compliance. In addition, data security events and concerns about privacy abuses by other companies are changing consumer and social expectations for enhanced privacy and data protection. Any failure or perceived failure by us or any other third parties with whom we do business to comply with these laws, rules, regulations, and standards, or with other obligations (including contractual obligations) to which we or they may be or may become subject, may result in actions against us or them by governmental entities, private claims and litigations, fines, penalties, or other liabilities or result in orders or consent decrees forcing us or them to modify our or their business practices. Additionally, changes in these laws and requirements, including limitations on information permitted to be used in employment-related screenings, could limit our clients’ uses of personal information and could result in reduced demand for our products and services.

We and/or our clients also may be subject to a number of passed and proposed laws and regulations in the United States related to the use of artificial intelligence and machine learning (“AI”), which control for, among other things, data bias and anti-discrimination. For example, the Federal Trade Commission (“FTC”) enforces consumer protection laws such as Section 5 of the FTC Act, which prohibits unfair and deceptive practices, including use of biased algorithms in AI. In October 2021, the U.S. Equal Employment Commission (“EEOC”) announced the launch of a new initiative to monitor the use of AI and other algorithmic decision-making technology in the hiring and employment context and to ensure that such use does not violate federal civil rights and employment laws. The EEOC stated that the initiative will focus on applicants, current employees, employers and technology vendors to make sure the use of AI and other technologies do not create new discriminatory barriers to jobs. The European Commission also recently published its proposal for a regulation implementing harmonized rules on AI and amending certain union legislative acts. The proposed regulation would impose additional restrictions and obligations on providers and users of AI systems, including increasing transparency so consumers know they are interacting with an AI system, requiring human oversight in AI, and prohibiting certain practices of AI that could lead to physical or psychological harm. Given the increased focus by these and other regulators on the use of AI, it is possible that additional laws, regulations, and standards related to AI may be introduced in the future. Regulation in this area could impact how our clients use our products and services to interact with consumers and how we provide our services to our clients. AI tools can also present unique technological and legal challenges, such as the possibility of insufficient data sets, or data sets that contain biased information, which can negatively impact the decisions, predictions or analyses that AI applications produce. Deficiencies such as these could cause us reputational harm and subject us to legal liability, including claims of product liability, breach of warranty, or negligence.

If a third party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or expensive licenses, and our business may be harmed.
Third parties may assert patent and other intellectual property infringement claims against us in the form of lawsuits, letters or other forms of communication. If a third party successfully asserts a claim that we are infringing its proprietary rights, then royalty or licensing agreements might not be available on terms we find acceptable or at all. As currently pending patent applications are not publicly available, we cannot anticipate all such claims or know with certainty whether our technology infringes the intellectual property rights of third parties. These claims, whether or not successful, could require significant management time and attention; result in costly and time-consuming litigation and the payment of substantial damages; require us to expend additional development resources to redesign our products and services to avoid infringement or discontinue the sale of our products and services; create negative publicity that adversely affects our reputation and brand and the demand for our products and services; or require us to indemnify our clients. Even if we have not infringed any third parties’ intellectual property rights, we cannot be sure our legal defenses will be successful, and even if we are successful in defending against such claims, our legal defense could require significant financial resources and management’s time, which could adversely affect our business.
If our trademarks, trade names, and confidential information are not adequately protected, we may lose our competitive advantage in our target markets.
If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our target markets and our business may be adversely affected. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity, possibly leading to market confusion and potentially leading us to pursue legal action. In addition, there could be trade name or trademark infringement allegations brought by owners of other trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, copyrights, or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could materially adversely affect our business, financial condition or results of operations.
We currently rely upon trade secret protection, as well as non-disclosure agreements with our employees, consultants and third parties, to protect our confidential and proprietary information. We cannot guarantee that we will be successful in maintaining, protecting, or enforcing the confidentiality of our trade secrets or that our non-disclosure agreements will provide sufficient protection of our trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation, or other disclosure. Further, we cannot provide any assurances that our employees, consultants and third parties will not breach the agreements and disclose our proprietary information, including our trade secrets. Additionally, we rely upon invention assignment agreements with our employees and certain of our consultants and other third parties. If we do not protect our intellectual property adequately, competitors may be able to use our methods and databases and thereby erode any competitive advantages we may have.
We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary methods and technologies are effectively maintained as trade secrets, and we have taken necessary security measures to protect this information. These measures alone, however, may not provide adequate protection for our trade secrets, know-how or other confidential information. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position could be harmed. Additionally, enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. It is also possible that our trade secrets will become known by some other mechanism or independently developed by our competitors, and we would have no right to prevent them from using that technology or information to compete with us.
Risks Generally Related to Our Business
Our growth depends on the success of our strategic relationships with third parties as well as our ability to successfully integrate our applications with a variety of third-party technologies.
We depend on relationships with third parties and are also dependent on third parties for the license of certain software and development tools that are incorporated into or used with our applications. If the operations of these third parties are disrupted or any of these third parties are unwilling or unable to continue to provide a critical product or service, and we are unable to make alternative arrangements for the supply of such product or service on commercially reasonable terms or a timely basis, or at all, our own operations may suffer, which could materially adversely affect our operating results. In addition, we rely upon licensed third-party software to help improve our internal systems, processes, and controls. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. The priorities and objectives of these third-party service providers may differ from ours and we may be at a disadvantage if our competitors are effective in providing incentives to third parties to favor their products or services or to prevent or reduce use of our services, or in negotiating better rates or terms with such third parties. Acquisitions of our partners by our competitors could end our strategic relationship with the acquired partner and result in a decrease in the number of our current and potential clients, or the support services available for third-party technology may be negatively affected by mergers and consolidation in the software industry. In addition, like us, third parties are vulnerable to operational and technological disruptions, and we may have limited remedies against these third parties in the event of product or service disruptions. If we are unsuccessful in establishing or maintaining our relationships with these third parties, or in monitoring the quality of their products and services or performance, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer.

To the extent that our applications depend upon the successful integration and operation of third-party software in conjunction with our software, any current or future undetected errors, failures, bugs or defects in our applications or this third-party software, especially when updates or new products or software are released, as well as cybersecurity threats or attacks related to such software, could prevent the deployment or impair the functionality of our applications, delay new application introductions, result in a failure of our applications, result in increased costs, including claims from clients, and injure our reputation. Our applications and third-party software are used in IT environments with different operating systems, system management software, devices, databases, servers, storage, middleware, custom, and third-party applications and equipment and networking configurations, which may cause errors, failures, bugs, or defects in the information technology (“IT”) environment into which such software and technology are deployed. This diversity increases the likelihood of errors, failures, bugs, or defects in those IT environments. Any real or perceived errors, failures, bugs or defects in our products could result in negative publicity, loss of or delay in market acceptance of our products and harm to our brand, weakening of our competitive position, claims by clients for losses sustained by them or failure to meet the stated service level commitments in our client agreements as well as impair our ability to attract new clients or retain existing clients. Furthermore, software may not continue to be available to us on commercially reasonable terms. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. Integration of new software into our applications may require significant work and require substantial investment of our time and resources.
We also need to continuously modify and enhance our applications to keep pace with changes in third-party technologies, and other third-party software, communication, browser and database technologies. We must also appropriately balance the application capability demands of our current clients with the capabilities required to serve the broader market. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our product development expenses. Any failure of our applications to operate effectively with future network platforms and other third-party technologies could reduce the demand for our applications, result in client and end user dissatisfaction, and materially adversely affect our business and operating results. We may experience difficulties in managing improvements to our systems, processes and controls or in connection with third-party software, which could materially impair our ability to provide products and services to our clients in a timely manner, cause us to lose clients, limit us to smaller deployments of our products and services, or increase our technical support costs.
The success of our business depends in part on our relationships with our partners and vendors.
From time to time we enter into relationships with certain partners and vendors, some of which offer highly specialized services. If any of these partners or vendors were to cease providing their services, elect to not renew their agreements with us on commercially reasonable terms or at all, breach their agreements with us or fail to satisfy our expectations, whether due to exclusivity arrangements with our competitors, acquisition by one of our competitors, vendor consolidation, regulation or otherwise, we may not be able to find a suitable replacement on commercially reasonable terms or at all. If a vendor raises the costs for its services, we may not be able to pass through such cost increases to our clients. If a partner or vendor updates its products without providing sufficient notice to us, there could be disruptions, which could result in errors, delays, and interruptions.
We have developed a comprehensive integration platform by partnering with leading HCM and ATS platforms to integrate our front-end client interface into our clients’ systems. However, if any of these HCM or ATS platforms were to enter into an exclusivity arrangement with one of our competitors or we were to otherwise lose the partnership, we could lose not only the partnership with the HCM or ATS platform but the clients using the platform as well. Further, if any of these platforms were to be disrupted, our ability to deliver our products and services would be adversely affected.
Losses of our partner or vendor relationships as described above, disruptions of our partner platforms, or changes to partners’ or vendors’ capabilities or the terms or our relationships could materially adversely affect our business, financial condition and results of operations.
A failure, disruption or change to the cost of the computing services that we utilize could have a materially adverse effect on our business and results of operations.
Our technology infrastructure is critical to the performance of our front-end client interface as well as our fulfillment and operating systems. Substantially all of our technology platform and company systems run on a complex distributed system, commonly referred to as cloud computing. There can be no assurance that our transition to cloud computing will be without operational interruptions or other disruptions. We own, operate and maintain elements of this system, but significant elements of this system are operated by third parties that we do not control and which would require significant time and expense to replace. We rely on these third parties to host our applications and to provide continuous power, cooling, internet connectivity and physical and technological security for our servers, and our operations depend in part on their ability to protect their systems and facilities against any damage or interruption from natural disasters, such as earthquakes and hurricanes, power or telecommunication failures, human error, usage spikes, fires, floods and other catastrophic events, terrorist attacks, malicious attacks, vandalism, sabotage and similar events. The occurrence of such an event or other damage to, failure of, or unanticipated problem at a facility, or a decision to close a facility without adequate notice, could result in lengthy interruptions to our cloud-based technology platform. The third parties that we rely on to host our technology infrastructure may not have redundancy for all of their systems, and even with current and planned disaster recovery arrangements, any failure or interruption in the services provided by these third parties could disrupt our business, including by preventing clients from accessing our products and services, and we could suffer financial loss, liability to clients, loss of clients, regulatory intervention or damage to our reputation, any of which could have a material adverse effect on our business, financial condition and results of operations. Further, we cannot guarantee that our current or future third-party cloud providers will keep up with our increasing capacity needs or client demand. In addition, our users depend on internet service providers, online service providers, and other website operators for access to our systems. These providers could experience outages, delays, and other difficulties due to system failures unrelated to our systems, events which are beyond our control, or mitigation. Also, in the event of such a failure or interruption, insurance may not be adequate to cover us for all risks to which we are exposed or may not be available to cover any losses that we may incur.
We incur significant costs with our third-party data hosting services. If the costs for such services increase due to vendor consolidation, regulation, contract renegotiation, or otherwise, we may not be able to pass through such fee increases to our clients. In addition, if any of these third-party vendors cease providing services, elect to not renew their agreements with us on commercially reasonable terms or at all, breach their agreements with us or fail to satisfy our expectations, our operations could be disrupted and we could be required to incur significant costs, which could materially adversely affect our business, financial condition and results of operations.
Additionally, any inability of these third parties to keep up with our needs for capacity could have a material adverse effect on our business. Any changes in these third parties’ service levels, or any errors, defects, disruptions, or other performance problems with our applications or the infrastructure on which they run, could materially adversely affect our reputation and may damage our clients’ or other users’ stored files or result in lengthy interruptions in our products and services. Interruptions in our products or services might materially adversely affect our reputation and operating results, cause us to issue refunds or service credits to clients, subject us to potential liabilities, or result in contract terminations or loss of clients.
Systems failures, interruptions or delays in service, including due to natural disasters or other catastrophic events, could delay and disrupt our services, which could materially harm our business and reputation.
Our business depends on the efficient and uninterrupted operation of our systems, networks and infrastructure. We cannot assure you that we, or our third-party service providers, will not experience systems failures or business interruptions. Our systems, networks, infrastructure and other operations are vulnerable to impact or interruption from a wide variety of causes, including: power, internet or telecommunications failures; hardware failures or software errors; human error, acts of vandalism or sabotage; catastrophic events, such as natural disasters, extreme weather events or acts of war or terrorism; malicious cyber-attacks or cyber incidents, such as unauthorized access, ransomware, loss or destruction of data, computer viruses or other malicious code; and the loss or failure of systems over which we have no control, such as loss of support services from critical third-party service providers. In addition, we may also face significant increases in our use of power and data storage and may experience a shortage of capacity or increased costs associated with such usage.
Any failure of, or significant interruption, delay or disruption to, or security breaches affecting, our platforms, systems, networks or infrastructure could result in disruption to our operations, including disruptions in service to our clients; cause us to incur significant expense to repair, replace or remediate systems, networks or infrastructure; harm our brand and reputation; divert our employees’ attention; reduce our revenue; subject us to liability; cause us to breach service level contract obligations or cause us to issue credits or lose clients, any of which could materially adversely affect our business, financial condition and results of operations.
We internally support and maintain many of our systems and networks, including those underlying our products and services; however, we may not have sufficient personnel to properly respond to all system, network or infrastructure problems. Our failure to monitor or maintain our systems, networks and infrastructure, including those maintained or supported by our third-party service providers, or to find a replacement for defective or obsolete components within our systems, networks and infrastructure in a timely and cost-effective manner when necessary, would have a material adverse effect on our business, financial condition and results of operations. While we generally have disaster recovery and business continuity plans for much of our business, including redundant systems, networks, computer software and hardware and data centers to mitigate interruption to our normal course of business, our systems, networks and infrastructure may not always be fully redundant and our disaster recovery and business continuity plans may not always be sufficient, effective or implemented properly. Similarly, although some contracts with our third-party service providers require adequate disaster recovery or business continuity capabilities, we cannot be certain that these will be adequate or implemented properly. Our disaster recovery and business continuity plans are heavily reliant on the availability of the internet and mobile phone technology, so any disruption of those systems would likely affect our ability to recover promptly from a crisis situation. If we are unable to execute our disaster recovery and business continuity plans, or if our plans prove insufficient for a particular situation or take longer than expected to implement in a crisis situation, it could have a material adverse effect on our business, financial condition and results of operations, and our business interruption insurance may not adequately compensate us for losses that may occur.
Our business, financial condition and results of operations could be materially adversely affected by unfavorable conditions in the general economy.
The substantial majority of our revenues are derived from pre-employment screening services. Unfavorable conditions in the general economy, such as the downturn experienced in 2020 as a result of the COVID-19 pandemic, could result in reduced demand for our products and services, as our revenues are dependent upon general economic and hiring conditions and upon conditions in the industries we serve. To the extent that the economy in general or labor market conditions in particular deteriorate, our existing and potential clients may slow or defer hiring, and may be reluctant to increase expenditures on employee screening. In addition, individuals may choose to change employment less frequently during an economic downturn. This could interfere with our growth strategy of increasing the number of background screens performed by, and average revenue per order of, our client base, and could have a material adverse effect on our business, financial condition and results of operations.
The COVID-19 pandemic has disrupted the U.S. and global economies and put an unprecedented strain on businesses around the world. The future impact of the pandemic remains uncertain. It is not possible for us to estimate the duration or magnitude of the impact of the COVID-19 pandemic and its effects on our business, financial condition or results of operations at this time. Any future economic downturn may have a material adverse effect on our business, financial condition and results of operations.
We are subject to significant competition, and if we fail to compete successfully, our sales could decline and our business, financial condition and results of operations could be materially adversely affected.
The market for global background screening and identity verification services is highly fragmented and competitive. We compete for business based on numerous factors, including service speed, accuracy and results, ease-of-use, breadth of offering, fulfillment reliability, reputation, client service, platform quality, and price. We compete with a diverse group of screening companies, including global full-suite players characterized by their global scale and enterprise offerings; mid-tier players that tend to focus on a particular geographic region, industry or product line; and small independent background screening players that typically serve small- to medium-sized businesses. New entrants to the market have in the past emerged, both as start-ups as well as participants in adjacent sectors such as applicant tracking systems and payroll processing companies that seek to integrate background screening into their onboarding products and solutions, and may emerge in the future, which would further increase competition. Additionally, our clients may also decide to insource work that has been traditionally outsourced to us. Some of our competitors are larger than us, have more resources than we do, have more expertise in certain industries than we do, are better financed than we are, or provide more specialized or diversified services than we do. Due in part to their size and resources, certain competitors may be in a better position to reallocate resources and anticipate and respond to existing and changing client preferences and requirements, emerging technologies and market trends. Also, our status as a public company gives our competitors access to information about us and our business, while we may not have access to similar information about them. Our competitors have imitated or attempted to imitate, and will likely continue to imitate or attempt to imitate, our services and branding, which could harm our business and results of operations. We cannot guarantee that others will not independently develop technology and products with the same or similar function to any proprietary technology we rely on to conduct our business and differentiate ourselves from our competitors. Further, the intellectual property used in our business generally is not patented, and we therefore rely primarily on other forms of protection, including trade and service marks, trade dress and the strength of our brand. It is also possible that new competitors or alliances or consolidation among competitors may emerge and significantly increase competition. In addition, we face difficulties in competing for clients who already have long-standing relationships with other screening service providers, especially if the products and services provided by such competitors are already integrated into the client’s technology platform or hiring processes, which often creates a barrier to switching providers and increases switching costs for the potential client. Continuing strong competition could result in pricing pressure, increased sales and marketing expenses, loss of clients, and greater investments in research and development. If we fail to successfully compete, our business, financial condition and results of operations could be materially and adversely affected.

While a majority of our U.S. enterprise client contracts are exclusive to us or require Sterling to be used as the primary provider for the duration of their contract, we still rely on our clients’ continuing demand for our products and solutions, our technology, our value proposition, and our brand and reputation to compete. The loss of a significant client or any reduced demand for our products and services by our clients, especially our large clients, would have a negative impact on our business. We cannot guarantee that we will maintain relationships with any of our clients on acceptable terms or at all or retain, renew or expand upon our existing agreements. The failure to do so could negatively affect our business, financial condition, and results of operations.
We may also face increased competition in the identity verification market, including both our online Identity-as-a-Service suite and our fingerprinting services. Our competitors may develop identity verification services that compete with ours, including biometrics technology that directly competes with or is superior to our own. Additionally, if we are unable to develop new hardware and software or enhance our existing technology in a timely manner in response to technological changes, we will be unable to compete in our chosen markets. Any of these factors as well as any security breaches that affect our identity verification business may make it difficult for us to retain existing clients or attract new clients and may cause our business, financial condition and results of operations to be harmed.
A significant portion of our fulfillment operations, and certain of our technology development operations, subject us to particular risks inherent in operating overseas.
A significant portion of our fulfillment operations and certain of our technology development operations, are conducted, through subsidiaries, in Mumbai, India and Manila, the Philippines, which subjects us to particular risks and challenges inherent in operating overseas. In particular, these operations are subject to local political, security and economic instability, regional conflicts and local risks with respect to COVID-19 or another pandemic and the responses of local governments, institutions and healthcare providers thereto. If our operations at these sites are disrupted, even for a brief period of time, whether due to malevolent acts, defects, computer viruses, climate change, natural disasters such as earthquakes, fires, hurricanes or floods, power telecommunications failures, or other external events beyond our control, it could result in interruptions in service to our clients, damage to our reputation, harm our client relationships, and reduced revenues and profitability. We may not have sufficient protection or recovery plans in certain circumstances, such as a significant natural disaster, and our business interruption insurance may be insufficient to compensate us for losses that occur. In the case of such an event, a client could elect to terminate our relationship, delay or withhold payment to us, or even make claims against us. Such events could have negative impacts on client relationships. Further, misconduct by our overseas employees could result in infringement or misappropriation of our intellectual property, which may be exacerbated by potentially weaker protection for intellectual property and other legal rights than in the United States as well as practical difficulties in enforcing intellectual property and other rights. In addition, currency fluctuations that could increase the cost of labor at our India and Philippines subsidiaries. These risks could prevent us from achieving cost savings or efficiencies from our international operations, and could have a material adverse effect on our business, financial condition and results of operations.
If we fail to upgrade, enhance and expand our technology and services to meet client needs and preferences, or fail to successfully manage the transition to new products and services, the demand for our products and services may materially diminish.
We operate in an industry that is subject to rapid technological advances and changing client needs and preferences. In order to remain competitive and responsive to client demands, we continually upgrade, enhance, and expand our technology, products and services. Our competitors may introduce new products and services that might offer better combinations of price and performance or better address our clients’ needs as compared to our current or future products and services. If we fail to respond successfully to technology challenges and client needs and preferences, the demand for our products and services may diminish. In addition, investment in product development often involves a long return on investment cycle. We have made and expect to continue to make significant investments in product development. We must continue to dedicate a significant amount of resources to our development efforts before knowing to what extent our investments will result in products the market will accept and we cannot assure you that any such products that we develop or offer will be produced economically. The expenses or losses associated with unsuccessful product development, or a lack of market acceptance of new products, could materially adversely affect our business, financial condition and results of operation. For example, the final phase of Project Ignite may not be successful and we may not be able to unify our clients onto a single global platform. In addition, our business could be adversely affected in periods surrounding our new product introductions if clients delay purchasing decisions to evaluate the new product offerings. Furthermore, we may not execute successfully on our product development strategy, including because of challenges with regard to product planning and timing and technical hurdles that we fail to overcome in a timely fashion.

Additionally, unexpected delays and difficulties can occur as clients implement and test our products and services. Implementation typically involves integration with our clients’ and third-party systems and internal processes, as well as adding client and third-party data to our platform. This can be complex and time-consuming for our clients and can result in delays. We provide our clients with upfront estimates regarding the duration and resources associated with the implementation of our products and solutions. However, delays may occur due to discoveries made during the implementation process, such as unique or unusual client requirements or our internal limitations. If we are unable to resolve these issues and we fail to meet the upfront estimates and the expectations of our clients, it could result in client dissatisfaction, loss of clients, delays in generating revenues, or negative brand perception about us and our products and services. Our implementation cycles could also be disrupted by factors outside of our control, such as deficiencies in the platform of our clients or third-party ATS or HCM systems, which could materially adversely affect our business, financial condition and results of operations.
We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve or maintain profitability in the future.
We have incurred operating losses in recent years, including net losses of $52.3 million and $18.5 million for the years ended December 31, 2020 and 2021, respectively, and may continue to incur net losses in the future. We expect our operating expenses to increase in the future as we continue our growth initiatives by focusing on expanding into new geographies, developing new products and services and investing in our technology, focusing on new partnerships and as a result of legal, accounting, and other expenses related to operating as a public company. These initiatives and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our products and services, increased competition, a decrease in the growth or reduction in size of our overall market, the impacts to our business from the COVID-19 pandemic or if we cannot capitalize on growth opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability.
Our recent growth rates may not be sustainable or indicative of future growth.
We have experienced significant growth in several recent periods. Revenue increased from $460.0 million for the year ended December 31, 2018 to $497.1 million for the year ended December 31, 2019. While revenue for the year ended December 31, 2020 was $454.1 million, reflecting the effects of the COVID-19 pandemic, revenue for the quarter ended December 31, 2020 increased 5.8% compared to the quarter ended December 31, 2019, and revenue for the year ended December 31, 2021 increased 41.4% compared to the year ended December 31, 2020. These historical rates of growth may not be sustainable or indicative of our future rate of growth. As shelter-in-place policies were relaxed, businesses began to reopen and general economic conditions began to improve, we experienced an increase in the demand for our products and services as we closely partnered with our clients to support their increasing hiring needs. This increase in demand continued through 2021 as the broader macroeconomic recovery from the COVID-19 pandemic continued. In addition, the structural shift from in-office to remote work has reduced switching costs for employees and expanded talent pools for employers, further increasing demand. We cannot predict the extent to which such increased hiring and turnover trends will continue. Furthermore, any future outbreaks or resurgences may result in additional preventative measures, which may cause business slowdowns or shutdowns in affected areas and significant economic disruption both globally and in the United States.
Our ability to grow our business will depend, in large part, on our ability to further penetrate our existing markets, attract new clients and identify and effectively invest in growing Verticals. We believe that our continued revenue growth, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to respond to the challenges, risks and difficulties described elsewhere in this Annual Report on Form 10-K and the extent to which use of our various products and services grows and contributes to our results of operations. Additionally, growing our existing business or executing our business strategy may place significant demands on and strain our personnel and organizational structure, including our management, staff and information systems. To successfully manage our growth, we will also need to maintain appropriate staffing levels and update our operating, financial and other systems, procedures, and controls accordingly and we cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. Our growth could be limited if we fail to innovate or adapt to market trends and product innovations adequately. Any new products and services we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the market acceptance necessary to generate significant revenues, and any new markets in which we attempt to sell our products and services, including new countries or regions, may not be receptive or implementation may be delayed. Our future growth will be adversely affected if we do not identify and invest in faster-growing Verticals. In addition, our number of clients and markets may not continue to grow or may decline due to a variety of possible risks, including increased competition. Any of these factors could cause our revenue growth to decline and may materially adversely affect our margins and profitability. Failure to continue our revenue growth or improve margins could have a material adverse effect on our business, financial condition and results of operations. You should not rely on our historical rate of revenue growth as an indication of our future performance.
Our growth depends, in part, on increasing our presence in the markets that we currently serve, and we may not be successful in doing so.
We believe that our future growth depends not only on continuing to reach our current core market, but also continuing to broaden our client base in the United States; EMEA; APAC and Canada. In these markets, we have faced and may continue to face challenges that are different from those we encounter elsewhere, including competitive, hiring, legal, regulatory, economic, political and other difficulties, such as understanding and accurately predicting the needs and preferences of clients in these markets. We may also encounter difficulties in attracting clients due to a lack of familiarity with or acceptance of our brand. We continue to evaluate marketing efforts and other strategies to expand our client base. In addition, although we are investing in marketing activities to increase market penetration, we cannot assure you that we will be successful. If we are not successful, our business, financial condition and results of operations may be harmed.
We acquire information from a variety of sources to conduct our business, and if some of these sources are not available to us in the future, or if the fees charged by such sources significantly increase, our business may be materially and adversely affected and our profit margins may decline.
We rely extensively upon information derived from a wide variety of sources. We rely on automated technology, our employees and third parties to search public and private sources and obtain data from information companies. We generally do not have long-term agreements with our data suppliers. Some data suppliers, as well as some service suppliers, such as the drug testing laboratories we use, are also owned, or may in the future be acquired, by our competitors, which may make us vulnerable to unpredictable price increases or delays and refusals to renew agreements. Because our contracts with our clients often contain restrictions on the amounts or types of costs that may be passed through to our clients, we may not be able to recover certain of the costs charged to us by our data and service suppliers. Further, our data and service suppliers could increase their fees in the future and we may not be able to pass through such fee increases to our clients. If our data and service suppliers or data sources are no longer able or are unwilling to provide us with certain data or services, including as a result of our noncompliance with laws, regulations or our contractual agreements with them, we will need to find alternative data and service suppliers with comparable breadth and accuracy, which may not be available on acceptable terms or at all. If we are unable to identify and contract with suitable alternative data and service suppliers and integrate them into our service offerings, we could experience service disruptions, increased costs and reduced quality of our products and services, which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to payment-related risks that may result in higher operating costs or the inability to process payments, either of which could harm our business, financial condition and results of operations.
We accept a variety of payment methods, including bank checks, electronic funds transfers and electronic payment systems. Accordingly, we are, and will continue to be, subject to significant and evolving regulations and compliance requirements, including obligations to implement enhanced authentication processes that could result in increased costs and liability, and reduce the ease of use of certain payment methods. For certain payment methods, including credit and debit cards, as well as electronic payment systems, we pay certain fees that we currently pass through to our clients. However, these fees may increase over time and we may not be able to pass through such fee increases to our clients. We rely on independent service providers for payment processing, including credit and debit cards. If these independent service providers become unwilling or unable to provide these services to us, or if the cost of using these providers increases, our business could be harmed. We and our payment processing providers are also subject to payment card association operating rules and agreements, including data security rules and agreements, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules, agreements or requirements, or if our data security systems are breached or compromised, we may be liable for losses incurred by card issuing banks or clients, subject to fines and higher transaction fees, lose our ability to accept credit or debit card payments from our clients, or process electronic fund transfers or facilitate other types of payments. Any failure to comply could significantly harm our brand, reputation, business, financial condition, and results of operations.
Additionally, clients may dispute their invoices or otherwise fail to pay for our products and services on a timely basis or at all. In the past, certain clients have sought to slow their payments to us or have filed for bankruptcy protection, resulting in delay or cancelation of their payments to us. If we are unable to collect clients’ fees on a timely basis or at all, bad debt may exceed reserves for such contingencies, and our bad debt exposure may increase over time. Write-offs for bad debt could have a materially negative effect on our business, financial condition and results of operations. Further, we incur costs for any products and services delivered; to the extent that we are not paid timely or at all, our results of operations and financial condition would be adversely impacted.
Sales to government entities and higher-tier contractors to governmental clients involve unique competitive, procurement, budget, administrative and contractual risks, any of which could materially adversely impact our business, financial condition and results of operations.
We derive a portion of our revenues, and intend to derive an increasing portion of our revenues in the future, from sales to U.S. federal, state and local governmental and education clients and higher-tier contractors to governmental clients. Doing business with government entities and their higher-tier contractors presents a variety of risks in addition to those involved in sales to other clients. The procurement process for governments and their agencies is highly competitive, can be time-consuming, requires us to incur significant up-front time and expense, and subjects us to additional compliance risks and costs, without any assurance that we will win a contract. In certain jurisdictions, our ability to win business may be constrained by political and other factors unrelated to our competitive position in the market. Demand for our products and services may be affected by public sector budgetary cycles and changes in funding, including reduced, delayed, or unavailable funding or changed spending priorities in any given fiscal cycle, and extended federal government shutdowns, any of which could materially adversely affect demand for our products and services and could impact our ongoing government contracts if government funding for such projects is reduced or eliminated.
We must comply with laws and regulations relating to government contracts, which affect how we do business with our clients and may result in additional costs to our business. Any failure to comply with applicable laws and regulations, including as a result of misconduct by employees, subcontractors, agents, suppliers, business partners and others working on our behalf, could result in contract termination, damage to our reputation, price or fee reductions or suspension or debarment from contracting with the government, each of which could materially adversely affect our business, financial condition and results of operations. Significant laws and regulations that affect sales to government entities and higher-tier contractors to governmental clients include:
•federal, state and local laws and regulations regarding the formation, administration and performance of government contracts;
•the federal Civil False Claims Act (and similar state and local false claims acts), which provides for substantial civil penalties for violations, including for submission of or causing the submission of a false or fraudulent claim to the U.S. government for payment or approval; and
•federal, state, and local laws and regulations regarding procurement integrity, including gratuity, bribery and anti-corruption requirements as well as limitations on political contributions and lobbying.
Further, entities providing services to governments are required to comply with a variety of complex laws, regulations and contractual provisions relating to the formation, administration, or performance of government contracts that give public sector clients substantial rights and remedies, many of which are not typically found in commercial contracts. These may include rights with respect to price protection, the accuracy of information provided to the government, contractor compliance with supplier equal opportunity, socio-economic and affirmative action policies and reporting requirements and other terms that are particular to government contracts. Federal, state and local governments routinely investigate and audit contractors for compliance with these requirements, and the qui tam provisions of the federal Civil False Claims Act (and similar state and local false claims acts) authorize a private person to file civil actions on behalf of the federal and state governments and retain a share of any recovery, which can include treble damages and civil penalties. If it is determined that we have failed to comply with these requirements, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, costs associated with the triggering of price reduction clauses, fines and suspension or debarment from future government business, and we may suffer reputational damage. Further, the negative publicity that could arise from any such penalties, sanctions or findings could have a material adverse effect on our reputation and reduce our ability to compete for new contracts with both government and commercial clients.
In addition, governmental clients and higher-tier contractors may have contractual, statutory or regulatory rights to modify without our consent or terminate current contracts with us for convenience (for any reason or no reason) or due to a default. If a contract is terminated for convenience, we may only be able to collect fees for products or services delivered prior to termination and settlement expenses. If a contract is terminated due to a default, we may be liable for excess costs incurred by the client for procuring alternative products or services or be precluded from doing further business with government entities. Governmental clients and higher-tier contractors may also have broad intellectual property rights in products and data developed under our contracts. Compliance with complex regulations and contracting provisions in a variety of jurisdictions can be expensive and consume significant management resources. In addition, government entities may revise existing contract rules and regulations or adopt new contract rules and regulations at any time. Any of these changes could impair our ability to obtain new contracts or renew contracts under which we currently perform when those contracts are eligible for re-competition.
We may incur impairment charges for our goodwill which would negatively affect our operating results.
As of December 31, 2021, we had goodwill of $852.5 million. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the date the business was acquired. Our goodwill is predominantly a result of the acquisition of Sterling by certain affiliates of The Goldman Sachs Group, Inc. (“Goldman Sachs”) and Caisse de dépôt et placement du Québec (“CDPQ” and, together with Goldman Sachs, our “Sponsor”) on June 19, 2015 (the “Sponsor Acquisition”). Determining the fair value of certain assets acquired and liabilities assumed is judgmental in nature and requires management to use significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, growth rates and asset lives. We do not amortize goodwill that we expect to contribute indefinitely to our cash flows, but instead we evaluate these assets for impairment at least annually, or more frequently if changes in circumstances indicate that a potential impairment could exist. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the acquired assets, divestitures and market capitalization declines may impair our goodwill. Any charges relating to such impairment could materially adversely affect our financial condition and results of operations.
The economic, health and business disruption caused by the COVID-19 pandemic, or a future similar widespread public health concern or crisis, could adversely affect our business, financial condition and results of operations.
A significant outbreak, epidemic, or pandemic of contagious diseases in the human population, or similar widespread public health concern or crisis, could adversely affect economies, financial markets, and overall demand for our products. Additionally, any preventative or protective actions taken by public health and governmental authorities, business, other organizations and individuals with respect to any such event, may disrupt our business and the businesses of our clients, resulting in a material adverse effect on our business, financial conditions and results of operations.

Since being reported in December 2019, COVID-19 has spread globally and has been declared a pandemic by the World Health Organization. The COVID-19 pandemic and actions by public health and governmental authorities, businesses, other organizations and individuals to respond to the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations, hiring freezes and shutdowns have resulted in an economic slowdown and an unprecedented disruption to our business and the businesses of our clients. Given the ongoing and dynamic nature of COVID-19, the continued future impact of the pandemic remains uncertain. We cannot predict or control these disruptions caused by COVID-19 or any future similar widespread public health concern or crisis, and any such disruptions may have a material adverse effect on our business, financial condition and results of operations. The impacts from COVID-19, or from any potential widespread public health concern or crisis, include, but are not limited to:

•the increased risk that we may experience cybersecurity-related incidents as a result of our employees, service providers, and third parties working remotely;
•diversion of our management team’s time and attention to respond to the effects of the COVID-19 pandemic on our business and operations;
•our service levels or ability to fulfill client orders being affected as a result of our employees and their immediate families becoming ill as a result of the COVID-19 pandemic; and
•a significant disruption of global financial markets, which could negatively affect our ability to access capital in the future.
Any of these risks could have a material adverse effect on our business, financial condition or results of operations. The extent to which the COVID-19 pandemic will affect our business remains uncertain and will depend on a variety of changing factors that we may not be able to accurately predict, such as the duration and scope of the pandemic, the potential for a resurgence of cases, the impact of variants, the disruption of the national and global economy, the duration of the economic downturn, the laws, programs and actions that governments will enact or take, including the continuing rollout of vaccines and the availability of vaccine doses to the general public, the extent to which our clients’ businesses contract or fail, the extent to which our own operations are affected by office closures, remote work or infections, and how quickly and to what extent normal economic and operating conditions can resume. Any of these factors could exacerbate the risks and uncertainties identified above.
To the extent our clients reduce their operations, downsize their screening programs, or otherwise demand fewer of our products and solutions, our business could be materially adversely impacted.
Demand for our products and services is subject to our clients’ continual evaluation of their need for our products and services and is impacted by several factors, including their budget availability, hiring, and workforce needs, and a changing regulatory landscape. Demand for our offerings is also dependent on the size of our clients’ operations. Our clients could reduce their operations for a variety of reasons, including general economic slowdown, divestitures and spin-offs, business model disruption, poor financial performance, or as a result of increasing workforce automation. Demand for drug screenings may decline as a result of evolving U.S. drug laws. For example, the legalization of cannabis in several U.S. states has led to a decrease in orders for marijuana screenings. Our revenues may be significantly reduced should our clients decide to downsize their screening programs or take such programs in-house.
We are subject to risks relating to public opinion, which may be magnified by incidents or adverse publicity concerning our industry or operations.
We operate in an industry that involves the risk of negative publicity, especially relating to cybersecurity, privacy, and data protection, and adverse developments with respect to our industry may also, by association, negatively impact our reputation. For example, when information services companies are involved in high-profile events involving data theft, these events could result in increased legal and regulatory scrutiny, adverse publicity, and potential litigation concerning the commercial use of such information for our industry in general. If there is a perception that the practices of our business or our industry constitute an invasion of privacy, our business and results of operations may be negatively impacted. There have been and may continue to be perception issues, social stigmas and negative media attention regarding the collection, use, accuracy, correction and sharing of personal data, which could materially adversely affect our business, financial condition and results of operations.
Seasonality may cause our operating results to fluctuate from quarter to quarter.
Demand for our products and services, and our revenue, is affected seasonally by macroeconomic hiring trends. Typically, revenue acceleration begins in the first quarter, with steady growth across the quarters as hiring accelerates. Also, certain clients across various industries historically have ramped up their hiring throughout the first half of the year as winter concludes, commercial activity tied to outdoor activities increases, and the school year ends, giving rise to student and graduate hiring.
In addition, clients may elect to complete post-onboarding screening such as workforce re-screens and other products at different periods and intervals during any given year. It is not always possible to accurately forecast the timing and magnitude of these projects.
Further, digital transformation, growth in e-commerce, and other economic shifts can impact seasonality trends, making it difficult for us to predict how our seasonality may evolve in the future. As a result, it may be difficult to forecast our results of operations accurately, and there can be no assurance that the results of any particular quarter or other period will serve as an indication of our future performance.
Risks Related to Our Capital Structure, Indebtedness and Capital Requirements
Our Sponsor controls us and its interests may conflict with ours or yours in the future.
As of March 14, 2022, our Sponsor controls approximately 62% of the voting power of our common stock. For so long as our Sponsor continues to own a significant percentage of our common stock, our Sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval through its voting power, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our amended and restated certificate of incorporation or amended and restated bylaws and other significant corporate transactions. Accordingly, for such period of time as our Sponsor holds a controlling interest in us, our Sponsor will have significant influence with respect to our management, business plans and policies. In particular, our Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.
Our Sponsor and its affiliates engage in a broad spectrum of activities. In the ordinary course of their business activities, our Sponsor and its affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Four of our ten directors are affiliated with our Sponsor. These persons will have fiduciary duties both to us and to our Sponsor. As a result, they may have real or apparent conflicts of interest on matters affecting both us and our Sponsor, which in some circumstances may have interests adverse to ours. Our amended and restated certificate of incorporation will generally permit our Sponsor, its affiliates, our non-employee directors and their affiliates to engage, directly or indirectly, in the same lines of business in which we operate or otherwise to compete with us. Our Sponsor and its affiliates may also pursue acquisition opportunities that would be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, our Sponsor and its affiliates may have an interest in us pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you.
Our substantial indebtedness could adversely affect our financial condition and limit our ability to raise additional capital to fund our operations.
We have a substantial amount of indebtedness. As of December 31, 2021, we had total indebtedness of $510.3 million remaining on our original principal amount of the First Lien Term Loan of $655.0 million. Additionally, we have $0.7 million of letters of credit outstanding under our $140.0 million revolving credit facility (the “Revolving Credit Facility”), with $139.3 million in additional borrowing capacity thereunder.
Our high level of indebtedness could have important consequences to us, including:
•making it more difficult for us to satisfy our obligations with respect to our debt;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, investments or acquisitions or other general corporate requirements;
•requiring a substantial portion of our cash flows to be dedicated to debt service payments or debt repayment instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments or acquisitions or other general corporate purposes;
•increasing our vulnerability to adverse changes in general economic, industry and competitive conditions;
•exposing us to the risk of increased interest rates as borrowings under our Credit Agreement (to the extent not hedged) bear interest at variable rates, which could further adversely affect our cash flows;
•limiting our flexibility in planning for and reacting to changes in our business and the industry in which we compete;
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•requiring us to repatriate cash from our foreign subsidiaries to accommodate debt service payments;
•placing us at a disadvantage compared to other, less leveraged competitors; and
•increasing our cost of borrowing.
Any one of these limitations could have a material effect on our business, financial condition, results of operations, prospects and our ability to satisfy our obligations in respect of our outstanding debt. In addition, the Credit Agreement governing our First Lien Term Loan and Revolving Credit Facility contains, and the agreements governing future indebtedness may contain, restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our indebtedness.

Despite our current debt levels, we may incur substantially more indebtedness, which could further exacerbate the risks associated with our substantial leverage.
We and our subsidiaries may be able to incur additional indebtedness in the future, which may be secured. While our Credit Agreement limits our ability and the ability of our subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and thus, notwithstanding these restrictions, we may still be able to incur substantially more debt and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prohibit us from incurring obligations that do not constitute indebtedness as defined therein. To the extent that we incur additional indebtedness, the risks that we now face related to our substantial indebtedness could increase. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility.”
To service our indebtedness, we require a significant amount of cash, which depends on many factors beyond our control.
We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our Credit Agreement in amounts sufficient to enable us to fund our liquidity needs. Additionally, our operations are conducted entirely through our subsidiaries and our ability to generate cash to meet our debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or intercompany loans.
If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:
•refinancing or restructuring our debt;
•reducing or delaying capital investments;
•selling assets; or
•seeking to raise additional capital.
We cannot assure you that we would be able to enter into these alternative financing plans on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Any alternative financing plans that we may be required to undertake would still not guarantee that we would be able to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to obtain alternative financing, could materially adversely affect our business, financial condition, results of operations or prospects. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
We will need to repay or refinance borrowings under our Credit Agreement.
The First Lien Term Loan and borrowings under our Credit Agreement are scheduled to mature in June 2024, and the Revolving Credit Facility is scheduled to mature on the earlier of August 11, 2026 or December 31, 2023 unless, on or prior to December 31, 2023, the First Lien Term Loan has been refinanced with a final maturity date that is no earlier than February 11, 2027, as described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility.” We will need to repay, refinance, replace or otherwise extend the maturity of our Credit Agreement. Our ability to repay, refinance, replace or extend these facilities by their maturity date will be dependent on, among other things, business conditions, our financial performance and the general condition of the financial markets. If a financial disruption were to occur at the time that we are required to repay indebtedness outstanding under our Credit Agreement, we could be forced to undertake alternate financings, including a sale of additional common stock, negotiate for an extension of the maturity of our Credit Agreement or sell assets or delay capital expenditures and other investments in our business in order to generate proceeds that could be used to repay indebtedness under our Credit Agreement. We cannot assure you that we will be able to consummate any such transaction on terms that are commercially reasonable, on terms acceptable to us or at all.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. Interest rates are still near historically low levels and are projected to rise in the future. We are party to one interest rate swap to hedge the future cash flows on approximately 60% of the outstanding principal balance of the aggregate amounts due under the First Lien Term Loan which are subject to the one-month London Interbank Offered Rate (“LIBOR”). The terms of the swaps allow us to effectively set LIBOR to 2.9235% through June 30, 2022. If interest rates rise, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed may remain the same, and our net income and cash flows will correspondingly decrease. Based on the $510.3 million outstanding under the First Lien Term Loan as of December 31, 2021 until LIBOR is at 1.0%, our total interest expense on the First Lien Term Loan would remain unchanged. If LIBOR exceeds 1.0%, our total interest expense on the First Lien Term Loan would increase by $0.5 million for every 10 basis points increase in LIBOR. The interest expense on the Revolving Credit Facility, if fully drawn, would increase by $0.1 million for every 10 basis points increase in LIBOR. The interest expense on the swap would decrease by $0.3 million for each 10 basis points increase in LIBOR.
In various pronouncements since July 2017, the U.K.’s Financial Conduct Authority announced it intends to stop compelling banks to submit rates for the calculation of certain tenors of LIBOR after 2021 and with the cessation of all available tenors of LIBOR in 2023. It is unclear if LIBOR will cease to exist at that time, if a new method of calculating LIBOR will be established, or if an alternative reference rate will be established. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or if SOFR, or another alternative reference rate, attains market traction as a LIBOR replacement. LIBOR is used as the reference rate for Eurocurrency borrowings under our credit facilities. If LIBOR ceases to exist, we and the administration agent for our credit facilities may seek to amend our Credit Agreement to replace LIBOR with a different benchmark index that is expected to mirror what is happening in the rest of the debt markets at the time and make certain other conforming changes to our Credit Agreement. We may also propose to amend the Credit Agreement in advance of the cessation of LIBOR being available to hardwire methodologies so as to make the transition smoother than it would otherwise be. As such, the interest rate on Eurocurrency borrowings under our credit facilities may change. The new rate may not be as favorable as those in effect prior to any LIBOR phase-out. Furthermore, the transition process may result in delays in funding, higher interest expense, additional expenses, and increased volatility in markets for instruments that currently rely on LIBOR, all of which could negatively impact our interest expense, results of operations, and cash flow.
The covenants in our Credit Agreement impose restrictions that may limit our operating and financial flexibility.
Our Credit Agreement contains a number of significant operating and financial restrictions and covenants that limit our ability, among other things, to:
•incur additional indebtedness;
•pay dividends or distributions on our capital stock or repurchase or redeem our capital stock;
•prepay, redeem or repurchase specified indebtedness;
•create certain liens;
•sell, transfer or otherwise convey certain assets;
•make certain investments;
•create dividend or other payment restrictions affecting subsidiaries;
•engage in transactions with affiliates;
•create unrestricted subsidiaries;
•consolidate, merge or transfer all or substantially all of our assets or the assets of our subsidiaries;
•enter into agreements containing certain prohibitions affecting us our subsidiaries; and

•enter into new lines of business.
In addition, the Credit Agreement contains a financial covenant requiring us to maintain a specified leverage ratio of 6.75:1.00 whenever the aggregate amount of revolving loans and letters of credit outstanding under the Revolving Credit Facility exceeds 35% of the total commitments thereunder. This financial covenant is solely for the benefit of the lenders under our Revolving Credit Facility and is tested as of the last day of the quarter. Further, any decrease in revenue or earnings could cause our leverage ratio to increase, which could require us to make a partial mandatory prepayment of our outstanding First Lien Term Loan.
These covenants could materially adversely affect our ability to finance our future operations or capital needs. Furthermore, they may restrict our ability to expand and pursue our business strategies and otherwise conduct our business. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as prevailing economic conditions and changes in regulations, and we cannot assure you that we will be able to comply with such covenants. These restrictions also limit our ability to obtain future financings or to withstand a future downturn in our business or the economy in general. In addition, complying with these covenants may also cause us to take actions that may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.
A breach of any covenant in our Credit Agreement or the agreements and indentures governing any other indebtedness that we may have outstanding from time to time would result in a default under that agreement or indenture after any applicable grace periods. A default, if not waived, could result in acceleration of the debt outstanding under the agreement or indenture and in a default with respect to, and an acceleration of, the debt outstanding under other debt agreements. If that occurs, we may not be able to make all of the required payments or borrow sufficient funds to refinance such debt. Even if new financing were available at that time, it may not be on terms that are acceptable to us or terms as favorable as our current agreements. If our debt is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected.
Changes in our effective tax rate or exposure to additional income tax liabilities could adversely affect our financial results.
Taxation and tax policy changes, tax rate changes, new tax laws, revised tax law interpretations, changes in the geographic mix of our earnings and changes in accounting standards and guidance related to tax matters may cause fluctuations in our effective tax rate, all of which could adversely impact our financial results.
Our ability to use net operating loss carryforwards to offset future income taxes may be subject to limitation.
As of December 31, 2021, we had approximately $80.7 million of U.S. federal net operating loss carryforwards (“NOLs”), a portion of which will begin to expire in 2026. Utilization of our NOLs depends on many factors, including our future income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income by a corporation that has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more stockholders (or groups of stockholders) that are each deemed to own at least 5% of our stock increase their ownership percentage by more than 50 percentage points over their lowest ownership percentage during a rolling three-year period.
We have experienced an ownership change under Section 382 of the Code in the past. Thus, our ability to utilize existing NOLs may be subject to limitation under Section 382 of the Code. The application of such limitation may cause U.S. federal income taxes to be paid by us earlier than they otherwise would be paid if such limitation was not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. To the extent we are not able to offset our future taxable income with our NOLs, this would adversely affect our operating results and cash flows if we have taxable income in the future. In addition to the aforementioned federal income tax implications pursuant to Section 382 of the Code, most U.S. states follow the general provisions of Section 382 of the Code, either explicitly or implicitly resulting in separate state net operating loss limitations. We have recorded a valuation allowance of $11.3 million related to our NOLs as of December 31, 2021.

Risks Relating to Ownership of Our Common Stock
The market price of our common stock may be highly volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the public offering price, and you could lose all or part of your investment as a result.
The trading price of our common stock could be volatile, and you could lose all or part of your investment. Stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. The following factors, in addition to other factors described in this “Risk Factors” section, may have a significant effect on the market price of our common stock:
•our actual results of operations may vary from the expectations of securities analysts and investors;
•our results of operations may vary from those of our competitors;
•actual or anticipated fluctuations in our quarterly or annual operating results, including as a result of our ability to retain existing clients and attract new clients, the timing and success of new service offerings or product introductions, geographic expansion, or the seasonality of our business cycle;
•the financial projections we may provide to the public, any changes in these projections or our ability to meet these projections;
•investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;
•the extent or lack of securities analyst coverage of us or changes in analysts’ financial estimates;
•announcements by us or our competitors of significant contracts, price reductions, new products or technical innovations, acquisitions, dispositions, strategic partnerships, joint marketing relationships, joint ventures, results of operations or capital commitments;
•changes in our relationship with our clients or in client needs or expectations or trends in the markets in which we operate;
•changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business;
•investigations or regulatory scrutiny of our operations or lawsuits filed or threatened against us;
•our ability to implement our business strategy;
•our ability to complete and integrate acquisitions;
•trading volume of our common stock;
•changes in accounting principles;
•the loss of any of our management or key personnel;
•sales of our common stock by us, our executive officers and directors or our stockholders (including our Sponsor or its affiliates) in the future;
•changes in our capital structure, such as future issuances of debt or equity securities;
•short sales, hedging and other derivative transactions involving our common stock;
•economic, political, legal and other regulatory factors unrelated to our performance;
•negative trends in global economic conditions, including as a result of the COVID-19 pandemic or activity levels in our industry;

•other events or factors, including severe weather, natural disasters, those resulting from war, incidents of terrorism, pandemics, or other public health emergencies or external events or responses to these events; and
•overall fluctuations in the U.S. equity markets.
In addition, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance, and factors beyond our control may cause our stock price to decline rapidly and unexpectedly.
We are a “controlled company” within the meaning of the corporate governance standards of Nasdaq and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of other companies that are subject to such requirements.
Our Sponsor owns a majority of the voting power in the Company. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. A company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” within the meaning of the corporate governance standards of Nasdaq and may elect not to comply with certain corporate governance requirements of Nasdaq, including:
•the requirement that a majority of our board of directors consist of independent directors;
•the requirement that director nominations be made, or recommended to the full board of directors, by its independent directors or by a nominations committee comprised solely of independent directors; and
•the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
We rely on all of the exemptions listed above. As a result, we do not have a majority of independent directors and our nominating/corporate governance and compensation committees do not consist entirely of independent directors. As a result, our board of directors and those committees have more directors who do not meet Nasdaq independence standards than they would if those standards were to apply. The independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our markets, or if they adversely change their recommendations or publish negative reports regarding our business or our common stock, our stock price and trading volume could materially decline.
The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our markets or our competitors. We do not have any control over these analysts and we cannot provide any assurance that analysts will cover us, continue to cover us or provide favorable coverage. If one or more of the analysts who do cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, or if we fail to meet their expectations for our financial results, the price of our stock could materially decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to materially decline.
We do not currently expect to pay any cash dividends.
We do not currently expect to pay any cash dividends on our common stock for the foreseeable future. Instead, we intend to retain future earnings, if any, for the future operation and expansion of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and other factors that our board of directors deems relevant. Because we are a holding company and all of our business is conducted through our subsidiaries, dividends, distributions and other payments from, and cash generated by, our subsidiaries will be our principal sources of cash to fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries. Under our Credit Agreement, we and our subsidiaries are limited in our ability to pay cash dividends. Our ability to pay dividends may also be similarly restricted by the terms of any future credit agreement or any future debt or preferred equity securities we or our subsidiaries may issue. Accordingly, if you purchase shares of our common stock, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur. Investors seeking dividend income should not purchase our common stock.
We may issue preferred stock the terms of which could adversely affect the voting power or value of our common stock.
Our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock.
Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders, and may make changes in our management more difficult without the approval of our board of directors. Among other things, these provisions:
•establish a classified board of directors such that only a portion of the board of directors is elected at each annual meeting;
•allow the authorized number of our directors to be determined exclusively by resolution of our board of directors and grant our board of directors the sole power to fill any vacancy on the board of directors;
•limit the ability of stockholders to remove directors without cause if our Sponsor ceases to own 50% or more of the voting power of our common stock;
•eliminate the ability of our stockholders to call special meetings of stockholders, if our Sponsor ceases to own 50% or more of the voting power of our common stock;
•would allow us to authorize the issuance of undesignated preferred stock in connection with a stockholder rights plan or otherwise, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of our common stock;
•prohibit stockholder action by written consent from and after the date on which our Sponsor ceases to beneficially own 50% or more of the voting power of our common stock;
•provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws and that our stockholders may only amend our bylaws with the approval of 66 2/3% or more in voting power of all outstanding shares of our capital stock, if our Sponsor ceases to own 50% or more of the voting power of our common stock;
•restrict the forum for certain litigation against us to Delaware; and
•establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.
In addition, while we have opted out of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), our amended and restated certificate of incorporation contains similar provisions providing that we may not engage in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the stockholder became an interested stockholder, unless:
•prior to such time, our board of directors approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder;
•upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding certain shares; or
•at or subsequent to that time, the business combination is approved by our board of directors and by the affirmative vote of holders of at least 66 2/3% of our outstanding voting stock that is not owned by the interested stockholder.
Our amended and restated certificate of incorporation provides that our Sponsor and its affiliates, and any of their respective direct or indirect transferees and any group as to which such persons are a party, do not constitute “interested stockholders” for purposes of this provision. Further, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware or the federal district courts of the United States as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our amended and restated certificate of incorporation provides that, unless we otherwise consent in writing, (A) (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of us to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws (as either may be amended or restated) or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware; and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder.
Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

Taking advantage of the reduced disclosure requirements applicable to “emerging growth companies” may make our common stock less attractive to investors.
The JOBS Act provides that, so long as a company qualifies as an “emerging growth company,” it will, among other things:
•be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;
•be exempt from the “say on pay” and “say on golden parachute” advisory vote requirements of the Dodd-Frank Act; and
•be exempt from certain disclosure requirements of the Dodd-Frank Act relating to compensation of its executive officers and be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act.

We have utilized, and currently intend to continue to utilize, each of the exemptions described above. In addition, the JOBS Act permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies, meaning that the company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period and, as a result, our financial statements may not be comparable with similarly situated public companies.
We will remain an emerging growth company until the earliest of (i) the last day of the year in which we have total annual gross revenue of $1.07 billion or more; (ii) the last day of the year following the fifth anniversary of the date of the closing of our IPO; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. Taking advantage of these exemptions may result in less active trading, lower trading prices or more volatility in the price of our common stock.
We have identified a material weakness in our internal control over financial reporting. If this material weakness is not remediated, or if we experience additional material weaknesses in the future or otherwise fail in the future to maintain an effective system of internal control over financial reporting or effective disclosure controls and procedures, we may not be able to accurately or timely report our financial condition or results of operations, which may materially adversely affect investor confidence in us and, as a result, the price of our common stock.
As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, and other federal regulations implementing Section 906 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and will require management to provide an annual management report on the effectiveness of internal control over financial reporting. In addition, we are required to evaluate the effectiveness of our disclosure controls and procedures in our quarterly and annual reports. If we are unable to establish or maintain appropriate internal control over financial reporting or effective disclosure controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis or result in material misstatements in our consolidated financial statements. We will not be required to make our first annual assessment of the effectiveness of our internal control over financial reporting pursuant to Section 404 until we file our annual report for the year ending December 31, 2022. However, as an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following this Annual Report on Form 10-K or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.
During the course of preparing for our IPO, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
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
This material weakness resulted in immaterial adjustments to deferred income taxes, accrued expenses, income tax benefit, selling, general and administrative expense and goodwill as of December 31, 2019, 2020 and 2021 and for the years then ended. Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.
We are designing and implementing measures to improve our internal control over financial reporting and to remediate this material weakness. In September 2021, we hired a Chief Tax Officer with over 25 years of tax leadership experience working for and with several of the largest public global Fortune 500 companies. As of the date of this Annual Report on Form 10-K, we have expanded our tax team to a total of four, by hiring two internal resources specializing in domestic and international tax. We plan to continue to search for additional tax personnel with the appropriate knowledge, training and experience to appropriately analyze, record and disclose tax accounting matters timely and accurately, and to design and maintain appropriate accounting policies, procedures and controls over income and other taxes, commensurate with our financial reporting requirements. Additionally, we are currently supplementing our resources through the use of a third-party tax advisor and intend to continue utilizing the third-party tax advisor until we have hired sufficient tax personnel. During the fourth quarter of 2021, we have designed and implemented annual controls over income taxes to further improve the control environment, including automating the year-end global tax provision through the use of software. We are committed to maintaining a strong internal control environment, and we expect to continue our efforts to ensure the material weakness described above is remediated. However, this material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
To comply with the requirements of being a public company, we have undertaken various actions, and will take additional actions, such as addressing the remediation of the material weakness described above, implementing additional internal controls and procedures and hiring additional accounting or internal audit staff or consultants. In December 2021, we hired a Head of Internal Audit and Enterprise Risk Management with over 20 years of internal audit and risk management leadership experience working for and with the big four public accounting firms, technology companies and global Fortune 500 companies. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify additional material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any additional material weaknesses in our internal control over financial reporting or are unable to remediate the material weakness described above and comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, or if we are unable to conclude in our quarterly and annual reports that our disclosure controls and procedures are effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remediate any material weakness, including the material weakness described above, our financial statements could be inaccurate and we could face restricted access to capital markets.
The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and Nasdaq, may strain our resources, increase our costs and divert management’s attention, and we may be unable to comply with these requirements in a timely or cost-effective manner.
As a public company, we incur significant legal, regulatory, finance, accounting, investor relations and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements of the Exchange Act, and the corporate governance standards of the Sarbanes-Oxley Act and Nasdaq. These requirements may place a strain on our management, systems and resources and we may incur significant legal, accounting, insurance and other expenses that we did not incur as a private company. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of stockholders. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Nasdaq requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and comply with the Exchange Act and Nasdaq requirements, significant resources and management oversight may be required. This may divert management’s attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the price of our common stock.
The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or its committees or as our executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of these costs. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
General Risks
We may undertake acquisitions or divestitures, which may not be successful, and which could materially adversely affect our business, financial condition and results of operations.
From time to time, we may consider acquisitions, which may not be completed or, if completed, may not be ultimately beneficial to us. We also may consider potential divestitures of businesses from time to time. We routinely evaluate potential acquisition and divestiture candidates and engage in discussions and negotiations regarding potential acquisitions and divestitures on an ongoing basis; however, even if we execute a definitive agreement, there can be no assurance that we will consummate the transaction within the anticipated closing timeframe, or at all. Moreover, there is significant competition for acquisition and expansion opportunities in our industry.
Acquisitions involve numerous risks, including: (i) failing to properly identify appropriate acquisition targets and to negotiate acceptable terms; (ii) incurring the time and expense associated with identifying and evaluating potential acquisition targets and negotiating potential transactions; (iii) diverting management’s attention from the operation of our existing business; (iv) using inaccurate estimates and judgments to evaluate credit, operations, funding, liquidity, business, management and market risks with respect to the acquisition target or assets; (v) litigation relating to an acquisition, particularly in the context of a publicly held acquisition target, that could require us to incur significant expenses, result in or delay or enjoin the transaction; (vi) failing to properly identify an acquisition target’s significant problems, liabilities or risks; (vii) not receiving required regulatory approvals on the terms expected or such approvals being delayed or restrictively conditional; and (viii) failing to obtain financing on favorable terms, or at all. In addition, in connection with any acquisitions, we must comply with various antitrust requirements. In addition, it is possible that perceived or actual violations of these requirements could give rise to litigation or regulatory enforcement action or result in us not receiving the necessary approvals to complete a desired acquisition.
Furthermore, when we complete an acquisition, the anticipated benefits from such acquisition may not be achieved unless the operations of the acquired business are integrated in an efficient, cost-effective and timely manner. The integration of any acquired business includes numerous risks, including an acquired business not performing to our expectations, our not integrating it appropriately and failing to realize anticipated synergies and cost savings as a result, and difficulties, inefficiencies or cost overruns in integrating and assimilating the organizational cultures, operations, technologies, products and services of the acquired business with ours and maintaining uniform standards, policies, and procedures across multiple platforms and locations, including for those located outside the United States. This may result in a greater than anticipated increase in the transaction, remediation, and integration costs and could discourage us from entering into acquisitions where the potential for such costs outweigh the perceived benefit. Further, although we conduct due diligence with respect to the business and operations of each of the companies we acquire, we may not have identified all material facts concerning these companies, which could result in unanticipated events or liabilities. The integration of our acquisitions will require substantial attention from management and operating personnel to ensure that the acquisition does not disrupt any existing operations, or affect our reputation or our clients’ opinions and perceptions of our products and services. We may spend time and resources on acquisitions that do not ultimately increase our profitability or that cause loss of, or harm to, relationships with employees and clients. We cannot guarantee that any acquisitions we seek to enter into will be carried out on favorable terms or that the anticipated benefits of any acquisition, investment, or business relationship will materialize as intended or that no unanticipated liabilities will arise.

Divestitures also involve numerous risks, including: (i) failing to properly identify appropriate assets or businesses for divestiture and buyers; (ii) inability to negotiate favorable terms for the divestiture of such assets or businesses; (iii) incurring the time and expense associated with identifying and evaluating potential divestitures and negotiating potential transactions; (iv) management’s attention being diverted from the operation of our existing business, including to provide on-going services to the divested business; (v) encountering difficulties in the separation of operations, products, services or personnel; (vi) retaining future liabilities as a result of contractual indemnity obligations; and (vii) loss of, or damage to our relationships with, any of our key employees, clients, suppliers or other business partners.
We cannot readily predict the timing or size of any future acquisition or divestiture, and there can be no assurance that we will realize any anticipated benefits from any such acquisition or divestiture. If we do not realize any such anticipated benefits, our business, financial condition and results of operations could be materially adversely affected.
If we enter into strategic alliances, partnerships or joint ventures, we may not realize the anticipated strategic goals for any such transactions.
From time to time, we may enter into strategic alliances, partnerships or joint ventures as a means to accelerate our entry into new markets, provide new products or services or enhance our existing capabilities. Entering into strategic alliances, partnerships and joint ventures entails risks, including: (i) difficulties in developing or expanding the business of newly formed alliances, partnerships and joint ventures; (ii) exercising influence over the activities of joint ventures in which we do not have a controlling interest; (iii) potential conflicts with or among our partners; (iv) the possibility that our partners could take action without our approval or prevent us from taking action; and (v) the possibility that our partners become bankrupt or otherwise lack the financial resources to meet their obligations.
In addition, there may be a long negotiation period before we enter into a strategic alliance, partnership or joint venture or a long preparation period before we commence providing products or services or begin earning revenues pursuant to such arrangement. We typically incur significant business development expenses, and management’s attention may be diverted from the operation of our existing business, during the discussion and negotiation period with no guarantee of consummation of the proposed transaction. Even if we succeed in developing a strategic alliance, partnership or joint venture with a new partner, we may not be successful in maintaining the relationship, which may have a material adverse effect on our business, financial condition or results of operations.
We cannot assure you that we will be able to enter into strategic alliances, partnerships or joint ventures on terms that are favorable to us, or at all, or that any strategic alliance, partnership or strategic alliance we have entered into or may enter into will be successful. In particular, these arrangements may not generate the expected number of new clients or engagements or other benefits we seek. Unsuccessful strategic alliances, partnerships or joint ventures could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.
We are exposed to litigation risk.
We are from time to time involved in various litigation matters and claims, including lawsuits regarding employment matters, breach of contract matters, alleged violations of the FCRA and other business and commercial matters. See Item 3. “Legal Proceedings.” Many aspects of our business, and the businesses of our clients, involve substantial risks of liability. These risks include, among others, claims that we provided to our clients inaccurate or improper information or that we failed to correctly report information to a client. These are typically claims by private plaintiffs, including subjects of our background reports and third parties with which we do business, but can also include regulatory investigations and enforcement proceedings. Many of these matters arise in the United States under the FCRA and other laws of U.S. states focused on privacy and the conduct and content of background reports, and relate to actual or alleged process errors, inclusion of erroneous or impermissible information, or failure to include appropriate information in background reports that we prepare. Since the introduction of the GDPR and the U.K. GDPR, the market has also witnessed an increase in collective privacy actions in other jurisdictions across Europe and the U.K. Investigations, enforcement actions, claims or proceedings may also arise under other laws addressing privacy and the use of background information such as criminal and credit histories around the world.
Although we carry insurance that may limit our risk of damages in some matters, we may still sustain uncovered losses or losses in excess of available insurance, and we could incur significant legal expenses defending claims, even those without merit. For example, in September 2020 we settled a class action lawsuit alleging violations of the FCRA for $15.0 million, which was covered by our insurers after we met our retention.

Additionally, in November 2019, we settled a matter with the CFPB. The CFPB’s allegations generally related to the period from December 2012 to July 2016 and we neither admitted nor denied any of the allegations as part of the settlement. As part of the settlement, we paid redress of $6.0 million to pay certain consumers and paid the CFPB $2.5 million in civil money penalty, neither of which were covered by our insurers. Due to the uncertain nature of the litigation process, it is not possible to predict with certainty the outcome of any particular litigation matter or claim, and we could in the future incur judgments or enter into settlements that could have a material adverse effect on our business, financial condition and results of operations. The ultimate outcome of lawsuits against us may require us to change or cease certain operations and may result in higher operating costs. An adverse resolution of any litigation matter or claim could cause damage to our reputation and could have a material adverse effect on our business, financial condition and results of operations.
We may be subject to securities litigation, which is expensive and could divert management attention.
Our share price may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations. Any adverse determination in litigation could also subject us to significant liabilities.
Fluctuations in foreign currency exchange rates may materially adversely affect our financial results.
We operate in several different countries outside the United States, most notably the United Kingdom and Canada, and historically, approximately 15–20% of our revenue has been denominated in currencies other than the U.S. dollar. For the year ended December 31, 2021, $119.2 million of our revenue was denominated in currencies other than the U.S. dollar. Portions of our expenses, assets and liabilities are denominated in non-U.S. dollar currencies as well. Because our consolidated financial statements are presented in U.S. dollars, we must translate non-U.S. dollar denominated revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Accordingly, increases or decreases in the value of the U.S. dollar against other currencies may affect our business, financial condition and results of operations. As we increase the extent of our international operations, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations, such as our margins and cash flows. Foreign currency exchange rate fluctuations may also adversely impact third-party vendors we rely on for services, which may be passed along to us in the form of price increases. In recent years, external events, such as Brexit, the COVID-19 pandemic, uncertainty regarding actual and potential shifts in U.S. and foreign trade, economic and other policies and the passage of U.S. tax reform legislation, have caused significant volatility in currency exchange rates, especially among the U.S. dollar, the pound sterling and the euro, and these or other external events may continue to cause such volatility.
While we engage in hedging activity to attempt to mitigate currency exchange rate risk with respect to our expenses denominated in the Indian rupee, our hedging activities may not be effective, particularly in the event of inaccurate forecasts of the levels of our Indian rupee-denominated assets and liabilities. Accordingly, if there are adverse movements in the U.S. dollar-Indian rupee exchange rate, we may suffer significant losses, which would materially adversely affect our financial condition and results of operations.
The United Kingdom’s exit from the EU could have a material adverse effect on our business, financial condition and results of operations.
On January 31, 2020, the United Kingdom formally withdrew from the EU (“Brexit”), entering into a transition period that ended on December 31, 2020. This process is unprecedented in EU history and the effects of Brexit remain uncertain. Although the United Kingdom entered into a trade and cooperation agreement with the EU on December 24, 2020 that provides for, among other things, the free movement of goods between the United Kingdom and the EU, continued legal uncertainty and potentially divergent national laws and regulations in relation to financial laws and regulations, tax and free trade agreements, immigration laws and employment laws may adversely affect economic or market conditions in the United Kingdom, Europe or globally, which could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British pound, or the euro, which could negatively affect our revenues and the broader economic environment on which our business and industry depend.
The United Kingdom’s departure from the EU and the terms of the future relationship between the United Kingdom and the EU could significantly impact the business environment in which we and our clients operate, increase the costs of conducting business in both the United Kingdom and the EU, impair or prohibit access to EU clients, create challenges in attracting or retaining non-British EU employees and introduce significant new uncertainties with respect to the legal and regulatory requirements to which we and our clients are subject. In particular, Brexit is expected to significantly affect the regulatory landscape in both the United Kingdom and the EU and may have a material impact on their respective economies, which could have a materially adverse impact on us despite our international client base.
Failure to retain our existing senior management team or the inability to attract and retain qualified personnel could materially adversely affect our ability to operate or grow our business.
The success of our business depends upon the skills, experience and efforts of our executive officers, particularly Joshua Peirez, our Chief Executive Officer and Director, Lou Paglia, our President and Chief Operating Officer and Peter Walker, our Executive Vice President and Chief Financial Officer. There is a risk that any of Messrs. Peirez, Paglia or Walker could leave the Company at any time, subject to certain notice requirements, although each is subject to post-termination restrictive covenants including non-compete covenants. Although we have invested in succession planning, the loss of key members of our senior management team could nevertheless have a material adverse effect on our business, financial condition and results of operations. Should we lose the services of any member of our senior management team, we would have to conduct a search for a qualified replacement. This search may be prolonged, and we may not be able to locate and hire a qualified replacement.
Our business also depends on our ability to continue to attract, motivate and retain a large number of highly qualified personnel in order to support our clients and achieve business results. There is a limited pool of employees who have the requisite skills, training and education. Identifying, recruiting, training, integrating and retaining qualified personnel requires significant time, expense and attention, and the market for qualified personnel, particularly those with experience in background screening, has become increasingly competitive as an increasing number of companies seek to enhance their positions in the markets we serve. Our inability to attract, retain and motivate personnel with the requisite skills could impair our ability to develop new products and services, enhance our existing products and services, grow our client base, enter into new markets or manage our business effectively.
Increases in labor costs, potential labor disputes and work stoppages or an inability to hire skilled personnel could materially adversely affect our business.
An increase in labor costs, work stoppages or disruptions at our officers or those of our service providers, or other labor disruptions, could decrease our revenue and increase our expenses. In addition, although our employees are not represented by a union, our labor force may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the related risks that we now face. It is also possible that a union seeking to organize one subset of our employee population could also mount a corporate campaign, resulting in negative publicity or other actions that require attention by our management team and our employees. Negative publicity, work stoppages, or strikes by unions could have a material adverse effect on our business, prospects, financial condition, and results of operations.
The competition for skilled sales and other personnel can be intense in the regions in which our offices are located. A significant increase in the salaries and wages paid in these regions or by competing employers could result in a reduction of our labor force, increases in the salaries and wages that we must pay or both. If we are unable to hire skilled manufacturing, sales and other personnel or retain our existing personnel, our ability to execute our business plan, and our results of operations, would suffer.
Our ability to conduct our business may be materially adversely affected by unforeseen or catastrophic events. In addition, our U.S., and European, Indian and Philippine operations are heavily concentrated in particular areas and may be adversely affected by events in those areas.
We may incur losses as a result of unforeseen or catastrophic events, including fire, natural disasters, extreme weather events, power loss, telecommunications failure, software or hardware malfunctions, theft, cyber-attacks, war or terrorist attacks. In addition, employee misconduct or error could expose us to significant liability, losses, regulatory sanctions and reputational harm. Misconduct or error by employees could include engaging in improperly using confidential information or engaging in improper or unauthorized activities or transactions. These unforeseen or catastrophic events could adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. Certain of these events also pose significant risks to our employees and our physical facilities and operations around the world, whether the facilities are ours or those of our third-party service providers or clients. If our systems were to fail or be negatively affected as a result of an unforeseen or catastrophic event, our business functions could be interrupted, our ability to make our products and services available to our clients could be impaired and we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after an unforeseen or catastrophic event, and successfully execute on those plans should such an event occur, our business, financial condition, results of operations and reputation could be materially harmed.
In addition, although we believe our virtual-first policy has reduced our geographic concentration while it has broadened our exposure to multiple geographies, our U.S. operations are heavily concentrated in the New York metropolitan area, our European operations are heavily concentrated in London, England, Swansea, Wales and Wroclaw, Poland, our Indian operations are heavily concentrated in Mumbai and our Philippine operations are heavily concentrated in Manila. Any event that affects these geographic areas could particularly affect our ability to operate our business.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect or change significantly, our results of operations could be harmed.
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of sales and expenses that are not readily apparent from other sources. Our results of operations may be harmed if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors and could result in a decline in our stock price.
Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of September 2020, we moved to a virtual-first approach where possible. We currently lease our corporate headquarters in New York, New York, which occupies 25,434 square feet. We also lease offices in Maryland, Ohio and Oregon as well as maintain office locations in India, the Philippines, Australia, Malaysia, the U.K., Hong Kong, Poland, Canada, the Netherlands and China. We believe these facilities are suitable for our current operations and upon the expiration of the terms of the leases, we believe we could renew these leases or find suitable space elsewhere on acceptable terms. By optimizing virtual-first, we are focusing our investment, energy, and commitment to ensure that we create the same driven and connected culture that we saw in our offices.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently party to any legal proceedings that, if determined adversely to us, we believe would individually or taken together have a material adverse effect on our business, financial condition or liquidity. Information regarding our legal proceedings can be found in Note 18, “Litigation” to the Consolidated Financial Statements included elsewhere within this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
Our common stock is traded on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “STER.” As of March 14, 2022, the closing price of our common stock on the Nasdaq was $21.49 per share.
The table below sets forth the high and low closing sales prices of our common stock on Nasdaq for the periods indicated, after giving retroactive effect to the reverse stock split discussed below.

2021	High	Low
Third Quarter	$26.90	$25.42
Fourth Quarter	$26.91	$19.38

Holders
As of March 14, 2022, we had 4,345 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the name of various security brokers, dealers and registered clearing agencies. The transfer agent of our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.
Dividends
We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our board of directors deem relevant.
Performance Graph
The graph below compares the relative investment performance of Sterling Check Corp. common stock, the Russell 2000 Index and a peer index representing the total price change of HireRight Holdings Corporation and First Advantage Corporation for the period September 23, 2021 to December 31, 2021, assuming a $100 cash investment on September 23, 2021 and reinvestment of dividends at date of payment into the common stock. The graph, presented pursuant to SEC rules, is not meant to be an indication of our future performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other information included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by the forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in Part I, Item 1A. “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.

Overview

Sterling Check Corp. (the “Company,” “Sterling,” “we,” “us” or “our”) is a leading global provider of technology-enabled background and identity verification services. We provide the foundation of trust and safety our clients need to create great environments for their most essential resource—people. We offer a comprehensive hiring and risk management solution that begins with identity verification, followed by criminal background screening, credential verification, drug and health screening, processing of employee documentation required for onboarding and ongoing risk monitoring. Our services are delivered through our purpose-built, proprietary, cloud-based technology platform that empowers organizations with real-time and data-driven insights to conduct and manage their employment screening programs efficiently and effectively. Our interfaces are supported by our powerful artificial intelligence (“AI”)-driven fulfillment platform, which leverages more than 3,300 automation integrations, including Application Programming Interfaces (“APIs”) and Robotic Process Automation (“RPA”) bots. This enables 90% of U.S. criminal searches to be automated and allows us to complete 70% of U.S. criminal searches within the first hour and 90% within the first day. As of December 31, 2021, over 95% of our revenue is processed through platforms hosted in the cloud, which allows us to consistently maintain 99.9% platform availability while being prepared to scale into the future.
Our client-centric approach underpins everything we do. We serve a diverse and global client base in a wide range of industries, such as healthcare, gig economy, financial and business services, industrials, retail, contingent, technology, media and entertainment, transportation and logistics, hospitality, education and government. To serve these differing needs, our sales and support delivery model is organized around teams dedicated to specific industries (“Verticals”) and geographic markets (“Regions”). Our clients face a dynamic and rapidly evolving global labor market with increasing complexity and regulatory requirements. As a result, we believe our solutions are mission-critical to their core human resources, risk management and compliance functions. During the year ended December 31, 2021, we completed over 95 million searches for over 50,000 clients, including over 50% of the Fortune 100 and over 45% of the Fortune 500. We believe the combination of our deep market expertise from our sales and support combined with the flexibility of our proprietary technology platform enable us to deliver industry-leading, highly specialized solutions to our clients in a scalable manner, driving growth and differentiating us from our competitors.

Trends and Other Factors Affecting Our Performance

Macroeconomic and Job Environment
Our business is impacted by the overall economic environment and our clients’ hiring volumes. Despite fluctuations in the macroeconomic environment, we have benefited recently from a number of key demand drivers, many of which increase the need for more flexible, comprehensive screening and hiring solutions.
The American gig economy and contingent workforce accounts for a large and growing proportion of the United States (“U.S.”) workforce. As the gig economy caters to clients in a very direct and personal way (e.g., rideshare, goods delivery, household services), safe and effective background screening capabilities have become critical. In addition, generational and structural shifts in the workforce have led to increasing voluntary employee churn, particularly with younger workers. The ongoing structural shift from in-office to remote work further reduces the historical geographic matching challenge employers and employees faced, further reducing switching costs for employees and expanding talent pools for employers. Further, the proliferation of personal data has exposed many identities to risk of exposure and theft, driving the need for identity verification. Verifying identity is a powerful tool that employers can use to help ensure that their candidates and workers are who they claim to be, and that fraudulent data is not used during the hiring and onboarding process. As false claims within job applications are an area of growing concern for employers, our clients use our background and identification verification services to mitigate reputational risks.
Background screening is also gaining broader adoption outside the U.S. Globally, companies are consistently competing for the best talent, regardless of location, and are therefore putting greater emphasis on reducing time-to-hire in a compliant manner as well as creating a positive onboarding experience for the candidate. Additionally, the international expansion of U.S.-based global companies and their desire to offer centralized and comparable hiring practices has introduced the benefits of background screening to foreign markets. Our ability to navigate the complexities of international background checks and verifying foreign credentials drives demand for our products and services.
Our clients are increasingly utilizing ongoing post-hire screening. This allows for greater mobility and safety for remote, onsite and contingent jobs and also ensures prompt risk warnings on any changes to an employee’s profile, including any criminal activity, drug use or health changes and compliance with on-going certification and licensing requirements, amongst others. This has further accelerated demand for our screening products and services.
New Product and Service Development
Our success depends on our ability to develop new products and services and introduce technological enhancements for our current products and services that meet the demands of existing and new clients. We have a robust new product roadmap focused on enhancing our ability to address the constantly evolving needs of our clients and their candidates.
As part of our continued evolution, in early 2019, we launched Project Ignite, a three-phase strategic investment initiative to create an enterprise-class global platform. We are already benefiting from the delivery of our new client and candidate interfaces, scalable cloud-based infrastructure for our global and local production platforms and an improved security environment through new business wins, improved client retention and the ability to launch products rapidly to meet immediate client needs, as we did with our full suite of COVID-19 testing products in 2020. The remaining investment, which we expect to substantially complete in 2022, will migrate our corporate technological infrastructure to the cloud and unify our clients onto a single global production platform. Over the long term, we expect these investments to further enhance our margins, improve time to market as we build once and deploy globally and allow us to increase innovation. We intend to continue to invest in developing industry-first solutions, further innovating in our existing Verticals as well as pursuing adjacent market opportunities that leverage our existing technology platform. We plan to pursue new and under-penetrated adjacent market opportunities, including talent assessment, reference checking, onboarding and investigative due diligence.

Clients
Our results of operations depend on our ability to retain existing clients, offer new products and services to existing clients, attract new clients and maintain a diverse client base. We serve the background and identity verification services needs of more than 50,000 clients. Our client base is diversified in size of client and industry and includes over 50% of the Fortune 100, over 45% of the Fortune 500 and numerous small- and mid-sized business (“SMB”) clients across the world. We have minimal client concentration with no client accounting for more than 5% of revenue, and our top 25 clients accounting for less than 25% of revenue. We serve the healthcare, gig, financial and business services, industrials, retail, contingent, technology, media and entertainment, transportation and logistics, hospitality, education and government industries. We employ an operating model organized by Vertical and Region that produces differentiated end-market insights and allows us to tailor solutions to meet the needs of each industry we serve.
A majority of our U.S. enterprise client contracts are exclusive to Sterling or require Sterling to be used as the primary provider. Additionally, they are typically multi-year agreements with automatic renewal terms, no termination for convenience clauses and set pricing with Sterling’s right to increase prices annually upon notice. Our success is driven by a competitive service offering of fast, reliable, and accurate screening information delivered on a cost-effective basis. Additionally, our offerings are tightly integrated with our clients’ applicant tracking systems (“ATS”) and human capital management (“HCM”) systems, further cementing our services into our clients’ daily human resources (“HR”) workflows. Taken together, these factors have yielded strong client relationships with an average tenure of nine years across our top 100 clients based on 2020 and 2021 total revenue.
Our ability to retain our existing clients and attract new clients will depend on our ability to continue to deliver superior client service and on the quality of the products and services that we provide, including the accuracy and speed of the background checks that we perform and the protection of the data we collect. Our gross retention rate in 2018, 2019, 2020 and 2021 was 88%, 91%, 94% and 96%, respectively. Our gross retention rate in 2018 and 2019 reflected the loss of two of our top five clients in 2018, prior to the formation of our new management team, investment in our cloud-based technology platform, and verticalization of the business.
Regulatory Environment
Our business is subject to extensive regulations in the U.S. and internationally, which may expose us to significant regulatory risk and cause additional legal costs to ensure compliance. See Part I, Item 1. “Business—Regulation.” We are subject to a number of laws and regulations regarding protection of the security and privacy of certain healthcare and personal information. While the overarching principles of security and privacy laws and regulations are similar across geographies, the specific laws within each region are not uniform and are often evolving, placing increasingly complicated operational requirements on our business.
However, under certain circumstances, regulation may increase demand for our products and services, and we believe we are well positioned to benefit from any potential increased screenings due to regulatory changes as clients seek products and services that meet regulatory requirements and solutions that help them comply with their regulatory obligations. A growing number of laws and regulations has led to greater complexities and potential legal liabilities related to hiring and workforce management policies that are increasingly difficult to navigate for employers. In response, our clients are increasing their focus on compliance functions to ensure they are meeting these changing legal and regulatory demands.
Competitive Environment
The market for global background and identity verification services is highly fragmented and competitive. To our knowledge, no single private or public firm possesses a market share of greater than 10%. We compete with a diverse group of screening companies, including global full-suite players characterized by their global scale and enterprise offerings; mid-tier players that tend to focus on a particular geographic region, industry or product line; and small and independently-owned background screening players that typically serve SMBs. It is also possible that new competitors or alliances or consolidation among competitors may emerge and significantly increase competition. We expect our market to remain highly competitive.
We believe that reporting accurate information and maintaining security of sensitive information are two fundamental requirements to compete successfully as a reputable background screening provider. We also compete on the basis of a number of factors, including: the technology-enabled, ease-of-use, level of functionality and end-to-end efficiency of our solution; our ability to integrate with client systems and major software applications; the breadth and geographical reach of our service offerings; the speed of our screening results;

pricing and return on investment for our clients; and our successful track record and reference base with similarly situated companies. See Part I, Item 1. “Business—Competition” for more detail on our competitors.
Technology and Cybersecurity Environment
We operate in industries that are subject to rapid technological advances and changing client needs and preferences. In order to remain competitive and responsive to client demands, we continually upgrade, enhance, and expand our security, technology, products and services. If we experience cyber-threats and attempted security breaches or fail to respond successfully to technology challenges and client needs and preferences, the demand for our products and services may diminish. If these threats or breaches were successful, they could impact revenue and operating income and increase costs. We therefore continue to make investments, which may result in increased costs, to strengthen our cybersecurity measures.
Foreign Currency Exchange Rate Environment
We earn revenues, pay expenses, hold assets and incur liabilities in currencies other than the U.S. dollar. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations from period to period. In particular, fluctuations in exchange rates for non-U.S. dollar currencies may reduce the U.S. dollar value of revenues, earnings and cash flows we receive from non-U.S. markets, increase our operating expenses (as measured in U.S. dollars) in those markets, negatively impact our competitiveness in those markets or otherwise adversely impact our results of operations or financial condition. Key currencies affecting our results of operations at this time are the Canadian dollar (CAD), Euro (EUR), British pound (GBP), Australian dollar (AUD), Indian rupee (INR) and Philippine peso (PHP). As we expand into other markets, other currencies may become relevant. Future fluctuations of foreign currency exchange rates and their impact on our results of operations and financial condition are inherently uncertain. As we continue to pursue growth of our global operations, these fluctuations may be material. See “—Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency and Derivative Risk.”
Impact of the COVID-19 Pandemic
    Since the onset of the COVID-19 pandemic, we have been focused on keeping our employees safe and maintaining our clients’ uninterrupted access to our services. We have implemented a series of measures to protect the health and safety of our employees. The global impact of the outbreak has continued to evolve rapidly. Many countries reacted by instituting quarantines and restrictions on travel and limiting operations of non-essential businesses. Such actions created disruption in global supply chains, increased rates of unemployment and adversely impacted many industries. Beginning in the third quarter of 2020, as shelter-in-place policies were relaxed, businesses began to reopen and general economic conditions began to improve, we experienced an increase in the demand for our products and services as we closely partnered with our clients to support their increasing hiring needs. This increase in demand continued through the end of 2020 and throughout 2021 as the broader macroeconomic recovery from the COVID-19 pandemic continued. In addition, the structural shift from in-office to remote work has reduced switching costs for employees and expanded talent pools for employers, further increasing demand. We cannot predict the extent to which such increased hiring and turnover trends will continue. The COVID-19 pandemic could have a continued adverse impact on economic and market conditions, and the full extent of the impact and duration of the COVID-19 pandemic will depend on future developments, including, among other factors, spread of the outbreak and the success of vaccination programs, along with related travel advisories, quarantines and restrictions, the recovery times of disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown.
As the COVID-19 pandemic continues, it may also have the effect of heightening many of the risks described in “Risk Factors” of this Annual Report on Form 10-K, including, but not limited to, those relating to changes in economic, political, social and market conditions; systems failures, interruptions, delays in services, cybersecurity incidents, unforeseen or catastrophic events and any resulting interruptions; our international operations; and our dependence on our senior management team and other qualified personnel.
    Operational Enablement
    In February 2020, we set up a COVID-19 Business Continuity Planning and Crisis Management Task force led by our Chief Legal & Risk Officer. By mid-March 2020, we had successfully executed a virtual operating model and nearly all of our employees around the globe were working remotely. We have continued to be successful in executing a virtual-first strategy, as a result of which most of our employees have continued to work remotely. Operating in a virtual model has required us to hire employees remotely, train them virtually and expand our network capabilities.

    Revenue and Sales Generation
    Our financial performance in 2020 was impacted by the general economic downturn experienced as a result of the COVID-19 pandemic. In response to the COVID-19 pandemic, many of our clients froze headcount, furloughed and terminated employees, deferred hiring and partially or completely shut down their business operations and as a result, we experienced reduced demand for our products and services, particularly in industries impacted severely by the COVID-19 pandemic such as brick-and-mortar retail, entertainment, and hospitality. However, we saw increased demand for our products and services in industries such as U.S. healthcare and global gig, which we believe is attributable to changing consumer behavior. Our lack of industry concentration with a highly diversified client base provided a natural hedge against industry-specific effects of the COVID-19 pandemic. Additionally, due to our increased investment in automation, we were able to fulfill searches in at least 98% of U.S. jurisdictions throughout the COVID-19 pandemic, while we believe certain competitors struggled to operate. We expanded our services to include COVID-19 testing in June 2020, vaccination tracking in September 2021 and antigen testing in December 2021. Beginning in the third quarter of 2020, as shelter-in-place policies were relaxed, businesses began to reopen and general economic conditions began to improve, we experienced an increase in the demand for our products and services. This increase in demand continued through the end of 2020 and throughout 2021 with the business moving into year-over-year revenue growth for November and December 2020 compared to 2019 and a 41.4% increase in revenues for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Cost Optimization and Cash Management
        Beginning in March 2020, as a result of the COVID-19 pandemic, we implemented robust cost reduction measures across the organization, reducing selling, general and administrative expenses. We recognized this as an opportunity to implement strategic structural changes to improve operating leverage and accelerate the modernization of our technological infrastructure. We moved to a virtual-first strategy, closed or reduced the size of eleven offices globally, began reducing our data center footprint to prioritize moving our revenue to platforms hosted in the cloud, and streamlined our sales and operations organization for greater operational efficiency. We derived additional cost savings from reducing variable spending, such as bonus expense, lower commissions, and lower marketing, travel, and entertainment expenses due to business performance being impacted by the COVID-19 pandemic. During the three months ended June 30, 2020, we incurred $1.3 million in incremental costs as we were unable to right-size our fulfillment organization due to a mandate by the Maharashtra state government that prohibited employers from terminating any local employees until July 2020.

On March 27, 2020, the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits the deferral of employer taxes. We chose to avail ourselves of this provision, resulting in the deferral of $2.7 million of employer taxes from 2020, payable in 2021 and 2022. We did not participate in any other benefits of the CARES Act or in any other government programs globally related to the COVID-19 pandemic.
In March 2020, we drew down $83.8 million from our revolving line of credit as a liquidity precaution due to the uncertainty of a credit crisis in the macroeconomic environment as a result of the COVID-19 pandemic. However, we did not use these funds to operate the business and we repaid this amount in full in May 2020, once we had sufficiently established there was no macroeconomic ongoing credit concern.
Components of Our Results of Operations
The following discussion summarizes the key components of our consolidated statements of operations. We have one operating and reporting segment.
Revenues
We generate revenue by providing background and identity verification services to our clients. We have an attractive business model underpinned by stable and highly recurring transactional revenues, significant operating leverage and low capital requirements that contribute to strong cash flow generation. We recognize revenue under Accounting Standard Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, we recognize revenue when control of the promised goods or services is transferred to clients, generally at a point in time, in an amount that reflects the consideration that we are entitled to for those goods or services. A majority of our U.S. enterprise client contracts are exclusive to Sterling or require Sterling to be used as the primary provider. Additionally, they are typically multi-year agreements with automatic renewal terms, no termination for convenience clauses and set pricing with Sterling’s right to increase prices annually upon notice. The strength of our contracts combined with our high levels of client retention results in a high degree of revenue visibility.

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

New client growth for the relevant period is calculated as revenues from clients that are in the first twelve months of billing with Sterling divided by total revenues from the prior period, expressed as a percentage. Base growth is defined as growth in revenues in the current period, from clients that have been billing with us for longer than twelve calendar months, includes revenue from cross-sell and up-sell, and is provided net of attrition, which is the revenue impact from accounts considered lost. Base growth is expressed as a percentage, where the denominator is total revenues from the prior period. Gross retention rate is a percentage, the numerator of which is prior period revenues less the revenue impact from accounts considered lost and the denominator is prior period revenues. The revenue impact is calculated as revenue decline of lost accounts in the relevant period from the prior period for the months after they were considered lost. Therefore, the attrition impact of clients lost in the current year may be partially captured in both the current and following period’s retention rates depending on what point during the period they are lost. Our gross retention rate does not factor in the revenue impact, whether growth or decline, attributable to existing clients or the incremental revenue impact of new clients, inclusive of cross-sell and up-sell of products.
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
•Identity Verification – Leveraging innovative technologies in fingerprinting, facial recognition and ID validation to verify that candidates are who they say they are.
•Background Checks – County, state and federal criminal checks fulfilled through proprietary automation technology enabling global criminal screening capabilities in over 240 countries and territories. Other services include credit checks, civil checks, motor vehicle registration confirmation, and social media checks.
•Credential Verification – Thorough employment and education verification services, and licensing certification backed by a powerful fulfillment engine.
•Drug and Health Screening – Comprehensive, accurate, and fast drug and health screening services through a network of over 15,000 collection sites supporting the SAMHSA.
•Onboarding – Custom forms including I-9 and eVerify employment eligibility, tax withholding forms and Equal Employment Opportunity disclosure forms, with built-in compliance and dynamic validation.
•Post-Hire Monitoring – Continuous screening allowing for greater mobility and safety for remote, onsite and contingent jobs and also ensuring prompt risk warnings on any changes to an employee’s profile.
Operating Expenses
Our cost structure is flexible and provides us with operational leverage to be able to effectively adapt to changing client needs and broader economic events. Additionally, in 2020 and 2021, we implemented strategic structural changes in our business to improve operating leverage and accelerate modernizing our technological infrastructure including leveraging robotics process automation. We moved to a virtual-first strategy and closed or reduced the size of eleven offices globally and began reducing our data center footprint as we executed moving our revenue to the cloud and streamlined our sales and operations organization for greater operational efficiency. In any given period, operating expenses are driven by the amount of revenue, mix of clients and products, and impact of automation, productivity, and procurement initiatives. While we expect operating expenses to increase in absolute dollars to support our continued growth, we believe that operating expenses will decline gradually as a percentage of total revenues in the future as our business grows and our operating scale continues to improve.

Operating expenses include the following costs:
Cost of Revenues
Cost of revenues includes costs related to delivery of services and includes third-party vendor costs associated with acquisition of data and to a lesser extent, costs related to our onshore and offshore fulfillment teams and facilities and hosting costs for our cloud-based platforms. Our ability to grow profitably depends on our ability to manage our cost structure. Our costs are affected by third-party costs including government fees and data vendor costs, as these third parties have discretion to adjust pricing.
Third-party data costs include amounts paid to third parties for access to government records, other third-party data and services, as well as costs related to our court runner network. Third-party costs of services are largely variable in nature. Where applicable, these are typically invoiced to our clients as direct pass-through costs.

Cost of revenues also includes salaries and benefits expense for personnel involved in the processing and fulfillment of our screening products and solutions, as well as our client care organization, and facilities costs for our onshore and offshore fulfillment centers. Additional vendor costs are third-party costs for robotics process automation related to fulfillment, and third-party costs related to hosting our fulfillment platforms in the cloud. We do not allocate depreciation and amortization to cost of revenues.
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
Included within Corporate technology and production systems are non-capitalizable production system and corporate information technology expenses related to Project Ignite, a three-phase strategic investment initiative. Phase one of Project Ignite modernized client and candidate experiences and is complete. Phase two of Project Ignite focused on decommissioning our on-premises data centers and migrating our production systems and corporate information technological infrastructure to a managed service provider in the cloud. During the first half of 2021, we completed phase two related to the migration of our production and fulfillment systems to the cloud, and as a result, over 95% of our revenue is processed through platforms hosted in the cloud. The remaining expense to complete phase two is the decommissioning of our on-premises data centers for our internal corporate technology infrastructure and migration to the cloud. This final component will be substantially completed by June 30, 2022. Phase three of Project Ignite is decommissioning of platforms purchased over the prior ten years and the migration of the clients to one global platform. This third and final phase, which we expect to substantially complete in 2022, will unify our clients onto a single global platform. The future costs related to completing these initiatives will be included in our Corporate technology and production systems expense.
Selling, General and Administrative
Selling expenses consist of personnel costs, travel expenses, and other expenses for our client success, sales and marketing teams. Additionally, selling expenses include the cost of marketing and promotional events, corporate communications, and other brand-building activities. General and administrative expenses consist of personnel and related expenses for human resources, legal and compliance, finance, global shared services, and executives. Additional costs include professional fees, stock-based compensation, insurance premiums, and other corporate expenses.

We expect our selling, general, and administrative (“SG&A”) expenses to increase in the future, primarily as a result of additional public company related reporting and compliance costs.
In addition, non-cash stock-based compensation expense associated with special one-time bonus grants in connection with our IPO of options and restricted stock under our Sterling Check Corp. 2021 Omnibus Incentive Plan (discussed in Note 14, “Stock-based Compensation” to our audited consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K) began in the third quarter of 2021 and will continue over the following four years. Over the long term, we expect our selling, general, and administrative expenses to decrease as a percentage of our revenue as we leverage our past investments.
Depreciation and Amortization
Definite-lived intangible assets consist of intangibles acquired through acquisition and the costs of developing internal-use software. They are amortized using a straight-line basis over their estimated useful lives except for customer lists, to which we apply an accelerated method of amortization. The costs of developing internal-use software are capitalized during the application development stage. Amortization commences when the software is placed into service and is computed using the straight-line method over the useful life of the underlying software of three years.
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
Interest Expense, Net
Interest expense consists of interest and the amortization discount on the First Lien Term Loan (as defined under “—Liquidity and Capital Resources—Credit Facility.”
Loss on Interest Rate Swaps
Loss on interest rate swaps consists of realized and unrealized gains and losses on our interest rate swap, which we entered into to reduce our exposure to variability in expected future cash flows on the First Lien Term Loan, which bears interest at a variable rate. We are currently party to one interest rate swap. Unrealized gains and losses result from changes in the fair value of the swap and realized gains and losses reflect the amounts payable or receivable between the fixed rate on the swap and LIBOR. Our interest rate swap expires in June 2022 and does not qualify for hedge accounting treatment.
Income Tax Benefit
Income tax benefit consists of domestic and foreign corporate income taxes related to earnings from our sale of services, with statutory tax rates that differ by jurisdiction. We expect the income earned by our international entities to grow over time as a percentage of total income, which may impact our effective income tax rate. However, our effective tax rate will be affected by many other factors including changes in tax laws, regulations or rates, new interpretations of existing laws or regulations, shifts in the allocation of income earned throughout the world, and changes in overall levels of income before tax. The computation of the provision for or benefit from income taxes for interim periods is determined by applying the estimated annual effective tax rate to year-to-date (loss) income before tax and adjusting for discrete tax items recorded in the period, if any.

Results of Operations
Year Ended December 31, 2020 compared to the Year Ended December 31, 2021
    The following table sets forth certain historical consolidated financial information for the year ended December 31, 2020 compared to the year ended December 31, 2021.

	Year Ended		Increase/
	December 31,		(Decrease)
	2020	2021	$	%

	(dollars in thousands, except per share amounts)
Revenues	$454,053	$641,884	$187,831	41.4%
Cost of revenues (exclusive of depreciation and amortization below)	217,310	313,155	95,845	44.1%
Corporate technology and production systems	44,296	44,323	27	0.1%
Selling, general and administrative	122,554	198,700	76,146	62.1%
Depreciation and amortization	91,199	82,064	(9,135)	(10.0)%
Impairments of long-lived assets	1,797	3,274	1,477	82.2%
Total operating expenses	477,156	641,516	164,360	34.4%
Operating (loss) income	(23,103)	368	23,471	(101.6)%
Interest expense, net	32,947	30,857	(2,090)	(6.3)%
Loss on interest rate swaps	9,451	31	(9,420)	(99.7)%
Other income	(1,646)	(1,532)	114	(6.9)%
Total other expense, net	40,752	29,356	(11,396)	(28.0)%
Loss before income taxes	(63,855)	(28,988)	34,867	(54.6)%
Income tax benefit	(11,562)	(10,461)	1,101	(9.5)%
Net loss	(52,293)	(18,527)	33,766	(64.6)%
Net loss margin	(11.5)%	(2.9)%		8.6%
Net loss per share	$(0.59)	$(0.21)	$0.39	(65.3)%
Revenues
Revenues increased 41.4%, or $187.8 million, from $454.1 million for the year ended December 31, 2020 to $641.9 million for the year ended December 31, 2021. The 41.4% growth rate was driven by 39.0% organic constant currency revenue growth, a 1.7% favorable impact from fluctuations in foreign currency, and 0.7% inorganic growth from the acquisition of Employment Background Investigations, Inc. (“EBI”). The organic revenue increase reflected base revenue growth of 28.4%, including cross-sell and up-sell, net of attrition, and new customer growth of 12.3%. Notably, our investments in technology and products, coupled with our best-in-class turnaround times and customer-first focus, drove a 200 basis point improvement during 2021 in our gross retention rate from 94% to 96%. Pricing was relatively stable across the periods and not meaningful to the change in revenues.

Total revenue in our U.S. business grew 38.5% year-over-year. We saw broad-based strength across our industry Verticals, with particularly exceptional results in our Technology Media and Financial and Business Services Verticals, as we executed our growth playbook and the U.S. economy benefitted from strong macroeconomic factors. Our international business experienced total revenue growth of 55.4%, with double-digit revenue growth in all three of our international regions. International growth also benefited from strong economic factors and continued growth in our international gig business.
Cost of Revenues
Cost of revenues increased 44.1%, or $95.8 million, from $217.3 million for the year ended December 31, 2020 to $313.2 million for the year ended December 31, 2021. This was driven by an $89.9 million increase due to increased volume and a $5.9 million increase due to change in the mix of business and other costs. Other cost increases included an increase in bonus expense from strong business performance, additional stock-based compensation resulting from the accelerated vesting of outstanding options upon completion of the initial public offering (“IPO”) in September 2021 and IPO equity grants, and an increase in hosting fees driven by revenue growth.

Cost of revenues as a percentage of revenues increased by 93 basis points from 47.9% for the year ended December 31, 2020 to 48.8% for the year ended December 31, 2021.
Corporate Technology and Production Systems
Corporate technology and production systems expenses decreased by 0.1%, or $27,000, and were $44.3 million for the years ended December 31, 2020 and 2021. These expenses include costs related to maintaining our corporate information technology infrastructure and non-capitalizable costs to develop and maintain our production systems. Costs related to maintaining our corporate information technology infrastructure increased by $1.5 million from $19.7 million for the year ended December 31, 2020 to $21.2 million for year ended December 31, 2021 due primarily to increased stock-based compensation expense resulting from the accelerated vesting of options upon completion of the IPO. Costs to develop platform and product initiatives decreased by $1.2 million from $16.6 million for the year ended December 31, 2020 to $15.4 million for the year ended December 31, 2021 due primarily to reduced headcount from 2020 to 2021 as a result of project completions during 2020. Costs related to maintaining our production systems decreased by $0.3 million from $8.0 million for the year ended December 31, 2020 to $7.7 million for the year ended December 31, 2021.

These expenses include non-capitalizable costs related to Project Ignite. We incurred $3.2 million related to phase one, $4.1 million related to phase two and $4.9 million related to phase three in the year ended December 31, 2020 compared to $0.9 million related to phase one, $6.1 million related to phase two and $6.6 million related to phase three in the year ended December 31, 2021. For detailed disclosure on Project Ignite, including information related to the anticipated completion and treatment of non-capitalizable expenses in future periods, please see “—Components of our Results of Operations — Operating Expenses — Corporate Technology and Production Systems.”
Selling, General and Administrative

Selling, general and administrative expenses increased by 62.1%, or $76.1 million, from $122.6 million for the year ended December 31, 2020 to $198.7 million for the year ended December 31, 2021. The year-over-year increase was primarily driven by costs related to the IPO of $38.2 million and an increase in stock-based compensation expense of $25.5 million, of which $23.3 million was due to the accelerated vesting of outstanding options and the forgiveness of promissory notes exchanged for common stock in connection with the IPO. For the year ended December 31, 2021, IPO related expenses of $38.2 million included $16.8 million of contractual compensation payments to former executives (of which $15.6 million was funded by certain stockholders), $7.5 million associated with the final settlement of fees in connection with the Fourth Amended and Restated Management Services Agreement and $13.9 million of professional fees and other related expenses. The remaining increase was driven by normalized bonus expense from strong business performance, one quarter of increased public company costs, including headcount, professional services and insurance, partially offset by a reduction in severance and savings related to reduced rent due to our virtual-first strategy.
Depreciation and Amortization

Depreciation and amortization expense decreased by 10.0%, or $9.1 million, from $91.2 million for the year ended December 31, 2020 to $82.1 million for the year ended December 31, 2021 primarily due to $6.6 million of lower intangible asset amortization, as new intangible assets were added at a lower rate compared to those which became fully depreciated in the period. Fixed asset depreciation decreased by approximately $2.6 million, primarily due to reduced fixed asset additions in 2021 and the write-down of the leasehold improvements and furniture and fixtures of closed office locations in 2020.
Impairments of Long-Lived Assets
Impairment of property and equipment and capitalized software increased by 82.2%, or $1.5 million, from $1.8 million for the year ended December 31, 2020 to $3.3 million for the year ended December 31, 2021. During 2021, impairment costs were mainly driven by the write-off of fixed assets related to the exit of our office in Bellevue, Washington, partially offset by lower capitalized software impairments in comparison to 2020. There was no impairment of goodwill or other intangible assets during the years ended December 31, 2020 and 2021.

Interest Expense, Net

Interest expense decreased by 6.3%, or $2.1 million, from $32.9 million for the year ended December 31, 2020 to $30.9 million for the year ended December 31, 2021 primarily due to the reduction in the interest rate on our First Lien Term Loan resulting from a reduction in LIBOR as well as a lower principal balance due to a $6.7 million mandatory principal prepayment during the second quarter of 2021 and $100.0 million principal repayment in November 2021. This reduction was partially offset by the write-down of debt discount of $1.0 million due to the $100 million principal repayment in November 2021. Amortization of the loan discount resulted in expense of $2.4 million and $3.3 million for the years ended December 31, 2020 and 2021, respectively.
Loss on Interest Rate Swaps
Loss on interest rate swaps decreased by 99.7%, or $9.4 million, from a loss of $9.5 million for the year ended December 31, 2020 to a loss of less than $0.1 million for the year ended December 31, 2021 due to a realized loss of $7.5 million, offset by a mark to market (“MTM”) gain of $7.4 million.
Income Tax Benefit
Income tax benefit decreased by 9.5%, or $1.1 million, from $11.6 million for the year ended December 31, 2020 to $10.5 million for the year ended December 31, 2021 primarily due to a number of factors principally related to the significant variance in pre-tax loss, the jurisdictional mix of earnings, return to provision adjustments and other permanent items.
Net Loss and Net Loss Margin
Net loss decreased by 64.6%, or $33.8 million, from a net loss of $52.3 million for the year ended December 31, 2020 to a net loss of $18.5 million for the year ended December 31, 2021. Net loss margin improved 864 basis points from a net loss margin of 11.5% for the year ended December 31, 2020 to a net loss margin of 2.9% for the year ended December 31, 2021 primarily driven by increased revenue and improvements in operating efficiency partially offset by higher SG&A expenses primarily related to the IPO.

The decrease in both net loss and net loss margin resulted from improved operating leverage, as revenues increased by 41.4% while operating expenses grew by only 34.4% for the year ended December 31, 2021 compared to the year ended December 31, 2020, notwithstanding IPO related expenses in 2021.
Net Loss Per Share
Net loss per share decreased by 65.3%, or $0.39 per share, from a net loss of $0.59 per share for the year ended December 31, 2020 to a net loss of $0.21 per share for the year ended December 31, 2021.

Year Ended December 31, 2019 compared to the Year Ended December 31, 2020
The following table sets forth certain historical consolidated financial information for the year ended December 31, 2019 and compared to the year ended December 31, 2020.

	Year Ended December 31,		Increase/ (Decrease)
	2019	2020	$	%

	(dollars in thousands, except per share amounts)
Revenues	$497,116	$454,053	$(43,063)	(8.7)%
Cost of revenues (exclusive of depreciation and amortization below)	221,347	217,310	(4,037)	(1.8)%
Corporate technology and production systems	44,923	44,296	(627)	(1.4)%
Selling, general and administrative	147,198	122,554	(24,644)	(16.7)%
Depreciation and amortization	93,802	91,199	(2,603)	(2.8)%
Impairments of long-lived assets	3,220	1,797	(1,423)	(44.2)%
Total operating expenses	510,490	477,156	(33,333)	(6.5)%
Operating loss	(13,374)	(23,103)	(9,729)	72.7%
Interest expense, net	39,316	32,947	(6,369)	(16.2)%
Loss on interest rate swap	7,324	9,451	2,127	29.0%
Other income	(1,529)	(1,646)	(117)	7.7%
Total other expenses, net	45,111	40,752	(4,359)	(9.7)%
Loss before income taxes	(58,485)	(63,855)	(5,370)	9.2%
Income tax benefit	(11,803)	(11,562)	241	(2.0)%
Net loss	$(46,682)	$(52,293)	$(5,611)	12.0%
Net Loss Margin	(9.4)%	(11.5)%	—	(2.1)%
Net loss per share	$(0.53)	$(0.59)	$(0.06)	11.3%
Revenues
Revenues decreased by 8.7%, or $43.1 million, from $497.1 million for the year ended December 31, 2019 to $454.1 million for the year ended December 31, 2020. This was driven by a decline in demand beginning mid-March 2020, due to the impact of the global COVID-19 pandemic as some industry Verticals such as brick-and-mortar retail, travel, entertainment and hospitality, financial services, manufacturing and industrials were particularly impacted by the COVID-19 pandemic. However, this decline was partially offset by higher demand in the U.S. healthcare and U.S. and Europe, the EMEA gig businesses. Changing consumer behavior, consumer demand for healthcare services as well as increased at-home delivery of goods led to an increase in hiring in these sectors, particularly in the second half of 2020. In 2020, we experienced approximately 7% new client growth and an approximately 9% decline in base growth due to the COVID-19 pandemic. Our gross retention rate was 91% for the year ended December 31, 2019 compared to 94% for the year ended December 31, 2020. Pricing was relatively stable across the periods and not meaningful to the changes in revenues.
We started 2020 with 12.6% year-over-year revenue growth in the first two months and began experiencing the impact of the COVID-19 pandemic in the latter half of March 2020. Overall, revenue for the three months ended March 31, 2020 was 8.0% higher than revenue for the three months ended March 31, 2019. We experienced the most significant negative impact of the COVID-19 pandemic during the second quarter of 2020 with revenue approximately 33.1% lower than the corresponding period in 2019. As the local shelter-in-place orders began lifting, the business began experiencing some recovery in the third quarter of 2020 where revenue was approximately 11.4% lower than the corresponding period in 2019. The business moved into year-over-year revenue growth of approximately 5.8% for the fourth quarter of 2020 as compared to the fourth quarter of 2019, driven by a strong December 2020.
Cost of Revenues
Cost of revenues decreased by 1.8%, or $4.0 million, from $221.3 million for the year ended December 31, 2019 to $217.3 million for the year ended December 31, 2020. This was driven by a $19.2 million reduction due to lower volume, partially offset by $12.5 million due to a change in the mix of business and $1.3 million in COVID-19 pandemic related costs, as we were temporarily unable to right-size our fulfillment team in India due to a mandate by the Maharashtra state government which prohibited termination of employees. The change in mix of business was driven by a temporary decrease in revenue from some of our higher-margin industry Verticals that were most severely impacted by the COVID-19 pandemic.

Cost of revenues as a percentage of revenues increased by 333 basis points from 44.5% for the year ended December 31, 2019 to 47.9% for the year ended December 31, 2020 due to a change in mix of business as some of our higher-margin industry Verticals were unfavorably impacted by the effects of the COVID-19 pandemic as well as increased hosting costs for cloud-based infrastructure for our platforms, including improvements to the security environment.
Corporate Technology and Production Systems
Corporate technology and production systems expenses decreased by 1.4%, or $0.6 million, from $44.9 million for the year ended December 31, 2019 to $44.3 million for the year ended December 31, 2020. Included in this line item are costs related to maintaining our corporate information technology infrastructure and non-capitalizable costs to develop and maintain our production systems. Costs related to maintaining our corporate information technology infrastructure decreased by $3.9 million from $23.6 million for the year ended December 31, 2019 to $19.7 million for the year ended December 31, 2020. The decrease was due primarily to reduced personnel-related costs. Costs to develop platform and product initiatives increased by $2.2 million, from $14.4 million for the year ended December 31, 2019 to $16.6 million for the year ended December 31, 2020. The increase was driven primarily by new product development including the launch of our full suite of COVID-19 testing products in 2020. Costs related to maintaining our production systems increased by $1.1 million from $6.9 million for the year ended December 31, 2019 to $8.0 million for the year ended December 31, 2020.

These expenses include non-capitalizable costs related to Project Ignite. We incurred $7.2 million related to phase one, $3.1 million related to phase two and $4.6 million related to phase three in the year ended December 31, 2019, and $3.2 million related to phase one, $4.1 million related to phase two and $4.9 million related to phase three in the year ended December 31, 2020. For detailed disclosure on Project Ignite, including information related to the anticipated completion and treatment of non-capitalizable expenses in future periods, please see “—Components of our Results of Operations — Operating Expenses — Corporate Technology and Production Systems.”
Selling, General and Administrative
Selling, general and administrative expenses decreased by 16.7%, or $24.6 million, from $147.2 million for the year ended December 31, 2019 to $122.6 million for the year ended December 31, 2020 primarily as a result of savings actions taken in response to the COVID-19 pandemic. Beginning in March 2020, we implemented robust cost reduction measures across the organization to reduce SG&A expenses. This was accomplished through structural changes like moving to a virtual-first strategy by reducing office space globally, streamlining our sales and operations organization, and variable spend reduction, such as lower bonus expense, lower commissions, and lower marketing, travel, and entertainment expenses due to business performance being impacted by the COVID-19 pandemic. 2019 also included a one-time settlement of approximately $8.5 million with the Consumer Financial Protection Bureau as discussed in Part I, Item 1A. “Risk Factors — General Risks — We are exposed to litigation risk.”
Depreciation and Amortization
Depreciation and amortization decreased by 2.8%, or $2.6 million, from $93.8 million for the year ended December 31, 2019 to $91.2 million for the year ended December 31, 2020. Depreciation of property and equipment decreased from $8.6 million for the year ended December 31, 2019 to $7.1 million for the year ended December 31, 2020. The decrease was due to the write-down of the leasehold improvements and furniture and fixtures of closed office locations, partially offset by depreciation of computers and electronic equipment purchased in support of the company-wide virtual-first work from home policy. Amortization of intangible assets decreased from $85.2 million for the year ended December 31, 2019 to $84.1 million for the year ended December 31, 2020. Definite-lived intangible assets consist of intangible assets acquired through acquisition and the costs of developing internal-use software. These assets are amortized using a straight-line basis over their estimated useful lives except for customer lists which use an accelerated method of amortization. The decrease in amortization on these assets can be attributed to the reducing amortization rate of the customer lists.
Impairments of Long-Lived Assets
Impairment of property and equipment and capitalized software decreased from $3.2 million for the year ended December 31, 2019 to $1.8 million for the year ended December 31, 2020. In 2020, impairment costs were mainly driven by the write down of fixed assets in our exited offices in Roseville, California and Marietta, Georgia. There was no impairment of goodwill or other intangible assets.

Interest Expense, Net
Interest expense decreased by 16.2%, or $6.4 million, from $39.3 million for the year ended December 31, 2019 to $32.9 million for the year ended December 31, 2020. In 2019, interest expense on the First Lien Term Loan was $36.2 million compared to $30.4 million in 2020. The reduction in 2020 was driven by the reduction in interest rate following the fall in LIBOR. Amortization expense of the loan discount was $2.4 million in 2019 and 2020.
Loss on Interest Rate Swap
Loss on interest rate swap consists of realized and unrealized gains and losses on our interest rate swaps, which we entered into to reduce our exposure to variability in expected future cash flows on our Term loan, which bears interest at a variable rate. Unrealized gains and losses result from changes in the fair value of the swaps and realized gains and losses reflect the amounts payable or receivable between the fixed rate on the swap and LIBOR. Loss on interest rate swap changed from a loss of $7.3 million for the year ended December 31, 2019 to a loss of $9.5 million for the year ended December 31, 2020. The loss for the twelve months ended December 31, 2020 was driven by the change in the MTM valuation of our interest rate swaps, which depends on LIBOR.
Income Tax Benefit
Benefit from income taxes decreased by 2.0%, or $0.2 million, from $(11.8) million for the year ended December 31, 2019 to $(11.6) million for the year ended December 31, 2020. This was primarily due to a decrease in the U.S. state and international deferred income tax provision.
Net Loss and Net Loss Margin
Net loss increased by 12.0%, or $5.6 million, from $(46.7) million for the year ended December 31, 2019 to $(52.3) million for the year ended December 31, 2020. Net Loss Margin changed from (9.4)% to (11.5)% primarily driven by an 8.7% decrease in revenues due to the impact of the COVID-19 pandemic, partially offset by a 6.5% decrease in total operating expenses as a result of structural changes and cost savings initiatives implemented.
Net Loss Per Share
Net Loss Per Share increased by 11.3%, or $(0.06), from $(0.53) for the year ended December 31, 2019 to $(0.59) for the year ended December 31, 2020.
Non-GAAP Financial Measures
This Annual Report on Form 10-K contains “non-GAAP financial measures,” which are financial measures that are not calculated and presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Specifically, we make use of the non-GAAP financial measures “organic constant currency revenue growth”, “Adjusted EBITDA,” “Adjusted EBITDA Margin,” “Adjusted Net Income,” “Adjusted Earnings Per Share” and “Adjusted Free Cash Flow” to assess the performance of our business.
Organic constant currency revenue growth is calculated by adjusting for any merger and acquisition (“M&A”) activity that contributed revenue in the current period, which was not present in the prior period, and converting the current period revenue at foreign currency exchange rates consistent with the prior period. There was no impact of M&A activity on our revenue in the year ended December 31, 2020. In 2021, we have provided the impact of revenue in December 2021 from the acquisition of EBI. We present organic constant currency revenue growth because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance; however, it has limitations as an analytical tool, and you should not consider such a measure either in isolation or as a substitute for analyzing our results as reported under US GAAP. In particular, organic constant currency revenue growth does not reflect M&A activity or the impact of foreign currency exchange rate fluctuations.

Adjusted EBITDA is defined as net loss adjusted for provision for income taxes, interest expense, depreciation and amortization, stock-based compensation,transaction expenses related to our public offering and

M&A activity, optimization and restructuring, technology transformation costs, foreign currency (gains) and losses and other costs affecting comparability. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue for the applicable period. We present Adjusted EBITDA and Adjusted EBITDA Margin because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management and our board of directors use Adjusted EBITDA to evaluate the factors and trends affecting our business to assess our financial performance and in preparing and approving our annual budget and believe it is helpful in highlighting trends in our core operating performance. Further, our executive incentive compensation is based in part on components of Adjusted EBITDA. Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tools and should not be considered in isolation or as substitutes for our results as reported under US GAAP. Adjusted EBITDA excludes items that can have a significant effect on our profit or loss and should, therefore, be considered only in conjunction with net income (loss) for the period. Our management uses Adjusted EBITDA to supplement US GAAP results to evaluate the factors and trends affecting the business to assess our financial performance and in preparing and approving our annual budget and believe it is helpful in highlighting trends in our core operating performance. Because not all companies use identical calculations, these measures may not be comparable to other similarly titled measures of other companies.

Adjusted Net Income is a non-GAAP profitability measure. Adjusted Net Income is defined as net income adjusted for amortization of acquired intangible assets, stock-based compensation, transaction expenses related to our public offering and M&A activity, optimization and restructuring, technology transformation costs, and certain other costs affecting comparability, adjusted for the applicable tax rate. Adjusted Earnings Per Share is defined as Adjusted Net Income divided by diluted weighted average shares for the applicable period. We present Adjusted Net Income and Adjusted Earnings Per Share because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding certain material non-cash items and unusual items that we do not expect to continue at the same level in the future. Our management believes that the inclusion of supplementary adjustments to net income (loss) applied in presenting Adjusted Net Income provide additional information to investors about certain material non-cash items and about items that we do not expect to continue at the same level in the future. Adjusted Net Income and Adjusted Earnings Per Share have limitations as analytical tools, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under US GAAP.

Adjusted Free Cash Flow is defined as Net Cash provided by (used in) Operating Activities minus purchases of property and equipment and purchases of intangible assets and capitalized software. For the year ended December 31, 2021, Adjusted Free Cash Flow reflects adjustments for one-time, non-operating cash charges related to the IPO. We present Adjusted Free Cash Flow because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding certain material non-recurring, non-operating cash items that we do not expect to continue at the same level in the future. Adjusted Free Cash Flow has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under US GAAP.

Organic Constant Currency Revenue Growth

The following table reconciles revenue growth, the most directly comparable US GAAP measure, to organic constant currency revenue growth for the years ended December 31, 2019, 2020 and 2021.

		Year Ended
		December 31,
	2019	2020	2021
Reported revenue growth	8.1%	(8.7)%	41.4%
Inorganic revenue growth (1)	2.8%	—%	0.7%
Impact from foreign currency exchange (2)	(0.6)%	(0.1)%	1.7%
Organic constant currency revenue growth	5.9%	(8.6)%	39.0%
_______________________________

(1)Impact to revenue growth in the current period from acquisitions and dispositions that have occurred over the past twelve months.

(2)Impact to revenue growth in the current period from fluctuations in foreign currency exchange rates.

Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA increased by 79.5%, or $79.4 million, from $99.8 million for the year ended December 31, 2020 to $179.2 million for the year ended December 31, 2021. Adjusted EBITDA Margin increased by 593 basis points year-over-year from 22.0% in 2020 to 27.9% in 2021. This was due to the increase in revenues as well as improved operating margin.
Adjusted EBITDA decreased by 16.1%, or $19.2 million, from $119.0 million for the year ended December 31, 2019 to $99.8 million for the year ended December 31, 2020. Adjusted EBITDA Margin decreased by 190 basis points year-over-year from 23.9% in 2019 to 22.0% in 2020. This was due to the decline in revenues due to the COVID-19 pandemic, partially offset by cost savings from structural changes implemented in 2020.
The following table reconciles net loss, the most directly comparable US GAAP measure, to Adjusted EBITDA for the years ended December 31, 2019, 2020 and 2021.

	Year Ended
	December 31,
	2019	2020	2021

	(dollars in thousands)
Net loss	$(46,682)	$(52,293)	$(18,527)
Income tax benefit	(11,803)	(11,562)	(10,461)
Interest expense, net	39,316	32,947	30,857
Depreciation and amortization	93,802	91,199	82,064
Stock-based compensation	1,503	3,465	32,580
Transaction expenses(1)	2,617	3,029	43,046
Restructuring(2)	4,526	8,838	4,915
Technology Transformation(3)	9,763	10,920	13,088
Settlements impacting comparability(4)	12,065	2,922	468
Loss on interest rate swaps(5)	7,324	9,451	31
Other(6)	6,553	918	1,123
Adjusted EBITDA	$118,984	$99,834	$179,184
Adjusted EBITDA Margin	23.9%	22.0%	27.9%

_______________________________

(1)Consists of transaction expenses related to mergers and acquisitions, associated earn-outs, investor management fees (“investor management fees” in connection with the Fourth Amended and Restated Management Services Agreement, which was terminated in connection with the IPO), and costs related to preparation of our IPO. For the year ended December 31, 2019, costs include $2.1 million in investor management fees and $0.5 million in M&A transaction costs. For the year ended December 31, 2020, costs include $2.0 million in investor management fees and $1.0 million in M&A transaction costs. For the year ended December 31, 2021, IPO related expenses of $38.2 million included $16.8 million of contractual compensation payments to former executives (of which, $15.6 million was funded by certain stockholders), $7.5 million associated with the final settlement of fees in connection with the Fourth Amended and Restated Management Services Agreement, and $13.9 million of professional fees and other related expenses. The year ended December 31, 2021 also includes $1.9 million in costs related to the acquisition of EBI, $1.4 million of earn-out and performance-based incentive payments associated with an acquisition in 2018, and $1.4 million of investor management fees in connection with the Fourth Amended and Restated Management Services Agreement, associated with the terms prior to the final settlement.

(2)Consists of restructuring-related costs, including executive recruiting and severance charges, and lease termination costs and disposal of fixed assets related to our real estate consolidation efforts. During 2019 and 2020, we executed an extensive restructuring program, significantly strengthening our management team and creating a client facing industry-specific Vertical organization. This program was completed by the end of 2020 and the final costs related to this program were incurred through the first quarter of 2021. Beginning in 2020, we began executing a virtual-first strategy, closing offices and reducing office space globally. For the year ended December 31, 2019, these costs include approximately $4.5 million of restructuring-related executive recruiting and severance charges. For the year ended December 31, 2020, costs include approximately $6.7 million of restructuring-related executive recruiting and severance charges and $2.1 million of lease termination costs and write-offs on disposal of fixed assets related to our real estate consolidation program. For the year ended December 31, 2021, costs include $0.5 million of restructuring-related executive recruiting and severance charges and $4.4 million of lease termination costs and write-offs on disposal of fixed assets related to our real estate consolidation program.

(3)Includes costs related to technology modernization efforts. We believe that these costs are discrete and non-recurring in nature, as they relate to a one-time restructuring and decommissioning of our on-premise production systems and corporate technological infrastructure and the move to a managed service provider, decommissioning redundant fulfillment systems, and modernizing internal functional systems. As such, they are not normal, recurring operating expenses and are not reflective of ongoing trends in the cost of doing business. The significant majority of these are related to the last two phases of Project Ignite, with the remainder related to an investment made to modernize internal functional systems in preparation for our public company infrastructure. For the years ended December 31, 2019, 2020 and 2021, investments related to phases two and three of Project Ignite were $7.7 million, $9.0 million and $12.7 million, respectively. Additional investment made to modernize internal functional systems were $2.1 million, $1.9 million and $0.4 million in 2019, 2020 and 2021, respectively.

(4)Consists of non-recurring settlements impacting comparability. For the year ended December 31, 2019, the primary components were a settlement with the CFPB of approximately $8.5 million and discrete incremental charges related to the settlement of $1.7 million and a settlement related to sales tax of $1.8 million. For the year ended December 31, 2020, costs include $2.3 million in a settlement related to sales tax. For the year ended December 31, 2021, costs include $0.5 million in a settlement related to sales tax. These sales tax costs are discrete and non-recurring in nature, and we do not expect them to occur in future periods.

(5)Consists of net realized and unrealized loss (gain) on interest rate swaps. See “—Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” for additional information on interest rate swaps.

(6)Consists of costs related to a local government mandate in India, (gain) loss on foreign currency transactions, impairment of capitalized software and other costs outside of the ordinary course of business. The following table summarizes these costs for the years ended December 31, 2019, 2020 and 2021.

	Year Ended
	December 31,
(in thousands)	2019	2020	2021
Other
Government mandate	$—	$1,291	$—
Loss (gain) on foreign currency transactions	505	(359)	1,425
Impairment of capitalized software	3,219	695	219
Duplicate fulfillment charges	2,829	(709)	(521)
Total	$6,553	$918	$1,123

The following table presents the calculation of Net Loss Margin and Adjusted EBITDA Margin for the years ended December 31, 2019, 2020 and 2021.

	Year Ended
	December 31,
	2019	2020	2021
(dollars in thousands)
Net loss	$(46,682)	$(52,293)	$(18,527)
Adjusted EBITDA	118,984	99,834	179,184
Revenues	497,116	454,053	641,884
Net Loss Margin	(9.4)%	(11.5)%	(2.9)%
Adjusted EBITDA margin	23.9%	22.0%	27.9%

Adjusted Net Income and Adjusted Earnings Per Share
Adjusted Net Income increased by 245.9%, or $65.6 million, from $26.7 million for the year ended December 31, 2020 to $92.2 million for the year ended December 31, 2021. The increase was primarily driven by the increase in revenues and improvement in operating efficiency. Adjusted Net Income decreased by 29.7%, or $11.3 million, from $38.0 million for the year ended December 31, 2019 to $26.7 million for the year ended December 31, 2020. This decrease was primarily driven by a decrease in revenues due to impact of the COVID-19 pandemic, partially offset by a decrease in total operating expenses as a result of structural changes and cost savings initiatives implemented.
Adjusted Earnings Per Share—basic increased by 240.0%, or $0.72, from $0.30 per share for the year ended December 31, 2020 to $1.02 per share for the year ended December 31, 2021. Adjusted Earnings Per Share—diluted increased by 223.3%, or $0.67, from $0.30 per share for the year ended December 31, 2020 to $0.97 per share for the year ended December 31, 2021. The increase in Adjusted Earnings Per Share—basic and Adjusted Earnings Per Share—diluted was primarily due to the increase in Adjusted Net Income for the corresponding periods.
Adjusted Earnings Per Share—basic decreased by 30.2%, or $0.13, from $0.43 for the year ended December 31, 2019 to $0.30 for the year ended December 31, 2020. Adjusted Earnings Per Share—diluted decreased by 30.2%, or $0.13, from $0.43 for the year ended December 31, 2019 to $0.30 for the year ended December 31, 2020. The decrease in Adjusted Earnings Per Share—basic and Adjusted Earnings Per Share—diluted was primarily due to the decrease in Adjusted Net Income. This decrease was primarily driven by a decrease in revenues due to impact of the COVID-19 pandemic, partially offset by a decrease in total operating expenses as a result of structural changes and cost savings initiatives implemented.

The following tables reconcile net loss, the most directly comparable US GAAP measure, to Adjusted Net Income and Adjusted Earnings Per Share for the years ended December 31, 2019, 2020 and 2021.

	Year Ended
	December 31,
	2019	2020	2021

	(in thousands, except per share amounts)
Net loss	$(46,682)	$(52,293)	$(18,527)
Income tax benefit	(11,803)	(11,562)	(10,461)
Loss before income taxes	(58,485)	(63,855)	(28,988)
Amortization of acquired intangible assets	65,529	60,346	52,777
Stock-based compensation	1,503	3,464	32,580
Transaction expenses(1)	2,617	3,029	43,046
Restructuring(2)	4,526	8,838	4,915
Technology Transformation(3)	9,763	10,920	13,088
Settlements impacting comparability(4)	12,065	2,922	468
Loss on interest rate swaps(5)	7,324	9,452	31
Other(6)	6,553	918	1,123
Adjusted Net Income before income tax effect	51,395	36,034	119,040
Income tax effect(7)	13,363	9,369	26,808
Adjusted Net Income	38,032	26,665	92,232
Net Loss per share-diluted	$(0.53)	$(0.59)	$(0.21)
Adjusted Earnings Per Share-basic	0.43	0.30	1.02
Adjusted Earnings Per Share-diluted	0.43	0.30	0.97

_______________________________

(1)Consists of transaction expenses related to mergers and acquisitions, associated earn-outs, investor management fees, and costs related to our IPO.
(2)Consists of restructuring-related costs, including executive recruiting and severance charges, and lease termination costs and disposal of fixed assets related to our real estate consolidation efforts. During 2019 and 2020, we executed an extensive restructuring program, significantly strengthening our management team and creating a client facing industry-specific Vertical organization. This program was completed by the end of 2020 and the final costs related to this program have been incurred through the first quarter of 2021. Beginning in 2020, we began executing a virtual-first strategy, closing offices and reducing office space globally.
(3)Includes costs related to technology modernization efforts. We believe that these costs are discrete and non-recurring in nature, as they relate to a one-time restructuring and decommissioning of our on-premise production systems and corporate technological infrastructure and the move to a managed service provider, decommissioning redundant fulfillment systems, and modernizing internal functional systems. As such, they are not normal, recurring operating expenses and are not reflective of ongoing trends in the cost of doing business. The significant majority of these are related to the last two phases of Project Ignite, with the remainder related to an investment made to modernize internal functional systems in preparation for our public company infrastructure.
(4)Consists of non-recurring settlements impacting comparability.
(5)Consists of net realized and realized loss (gain) on interest rate swaps. See “—Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” for additional information on interest rate swaps.
(6)Consists of costs related to a local government mandate in India, (gain) loss on foreign currency transactions, impairment of capitalized software and other costs outside of the ordinary course of business. The following table summarizes these costs for the years ended December 31, 2019, 2020 and 2021.

	Year Ended
	December 31,
(in thousands)	2019	2020	2021
Other
Government mandate	$—	$1,291	$—
(Gain) Loss on foreign currency transactions	505	(359)	1,425
Impairment of capitalized software	3,219	695	219
Duplicate fulfillment charges	2,829	(709)	(521)
Total	$6,553	$918	$1,123

(7)Normalized effective tax rates of 26.0%, 26.0% and 22.5% have been used to compute Adjusted Net Income for the 2019, 2020 and 2021 periods, respectively. As of December 31, 2021, we had net operating loss carryforwards of approximately $80.7 million for federal income tax purposes and deferred tax assets of approximately $8.2 million related to state and foreign income tax loss carryforwards available to reduce future income subject to income taxes. The amount of actual cash taxes we pay for federal, state, and foreign income taxes differs significantly from the effective income tax rate computed in accordance with US GAAP, and from the normalized rate shown above.

The following tables reconcile net loss per share, the most directly comparable US GAAP measure, to Adjusted Earnings Per Share for the years ended December 31, 2019, 2020 and 2021.

	Year Ended
	December 31,
(in thousands, except share and per share amounts)	2019	2020	2021
Net loss	$(46,682)	$(52,293)	$(18,527)
Undistributed losses allocated to stockholders	$(46,682)	$(52,293)	$(18,527)

Weighted average number of shares outstanding – basic	88,154,830	88,345,312	90,218,386
Weighted average number of shares outstanding – diluted	88,154,830	88,345,312	90,218,386
Net loss per share – basic	$(0.53)	$(0.59)	$(0.21)
Net loss per share – diluted	$(0.53)	$(0.59)	$(0.21)

Adjusted Net Income	$38,032	$26,665	$92,232
Less: Undistributed amounts allocated to participating securities	—	9	—
Undistributed earnings allocated to stockholders	$38,032	$26,656	$92,232

Weighted average number of shares outstanding – basic	88,154,830	88,345,312	90,218,386
Weighted average number of shares outstanding – diluted	88,173,998	88,419,588	95,082,550
Adjusted earnings per share - basic	$0.43	$0.30	$1.02
Adjusted earnings per share - diluted	$0.43	$0.30	$0.97

The following table presents the calculation of Adjusted Diluted Earnings Per Share for the years ended December 31, 2019, 2020 and 2021.

	Year Ended
	December 31,
	2019	2020	2021
Net loss per share – diluted	$(0.53)	$(0.59)	$(0.21)
Adjusted Net Income adjustments per share
Income tax benefit	(0.13)	(0.13)	(0.11)
Amortization of acquired intangible assets	0.74	0.68	0.56
Stock-based compensation	0.02	0.04	0.34
Transaction expenses(1)	0.03	0.03	0.46
Restructuring(2)	0.05	0.10	0.05
Technology Transformation(3)	0.11	0.12	0.14
Settlements impacting comparability(4)	0.14	0.03	0.01
Loss on interest rate swaps(5)	0.08	0.11	—
Other(6)	0.07	0.01	0.01
Income tax effect(7)	(0.15)	(0.10)	(0.28)
Adjusted earnings per share - diluted	$0.43	$0.30	$0.97

Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding – diluted (GAAP)	88,154,830	88,345,312	90,218,386
Options not included in weighted average number of shares outstanding – diluted (GAAP) (using treasury stock method)	19,168	74,276	4,864,164
Weighted average number of shares outstanding – diluted (non-GAAP) (using treasury stock method)	88,173,998	88,419,588	95,082,550

_______________________________

(1)Consists of transaction expenses related to mergers and acquisitions, associated earn-outs, investor management fees, and costs related to our IPO.

(2)Consists of restructuring-related costs, including executive recruiting and severance charges, and lease termination costs and disposal of fixed assets related to our real estate consolidation efforts. During 2019 and 2020, we executed an extensive restructuring program, significantly strengthening our management team and creating a client-facing industry-specific Vertical organization. This program was completed by the end of 2020 and the final costs related to this program were incurred through the first quarter of 2021. Beginning in 2020, we began executing a virtual-first strategy, closing offices and reducing office space globally.

(3)Includes costs related to technology modernization efforts. We believe that these costs are discrete and non-recurring in nature, as they relate to a one-time restructuring and decommissioning of our on-premise production systems and corporate technological infrastructure and the move to a managed service provider, decommissioning redundant fulfillment systems and modernizing internal functional systems. As such, they are not normal, recurring operating expenses and are not reflective of ongoing trends in the cost of doing business. The significant majority of these are related to the last two phases of Project Ignite, with the remainder related to an investment made to modernize internal functional systems in preparation for our public company infrastructure.

(4)Consists of non-recurring settlements impacting comparability.

(5)Consists of net realized and unrealized loss (gain) on interest rate swaps. See “—Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” for additional information on interest rate swaps.

(6)Consists of costs related to a local government mandate in India, (gain) loss on foreign currency transactions, impairment of capitalized software and other costs outside of the ordinary course of business.

The following table summarizes these costs for the years ended December 31, 2019, 2020 and 2021.

	Year Ended
	December 31,
(in thousands)	2019	2020	2021
Other
Government mandate	$—	$1,291	$—
(Gain) Loss on foreign currency transactions	505	(359)	1,425
Impairment of capitalized software	3,219	695	219
Duplicate fulfillment charges	2,829	(709)	(521)
Total	$6,553	$918	$1,123
(7)Normalized effective tax rates of 26%, 26% and 22.5% have been used to compute Adjusted Net Income for the years ended December 31, 2019, 2020 and 2021, respectively. As of December 31, 2021, we had net operating loss carryforwards of approximately $80.7 million for federal income tax purposes and deferred tax assets of approximately $8.2 million related to state and foreign income tax loss carryforwards available to reduce future income subject to income taxes. The amount of actual cash taxes we pay for federal, state, and foreign income taxes differs significantly from the effective income tax rate computed in accordance with US GAAP, and from the normalized rate shown above.

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
Our capital expenditures can vary depending on the timing of the development of new products and services and technological enhancement-related investments. Capital expenditures, excluding acquisitions, for the years ended December 31, 2020 and 2021 were approximately $16.5 million and $19.1 million, respectively, primarily related to capitalizable software development.
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
As of December 31, 2021, we had cash and cash equivalents of $48.0 million. On November 1, 2021, the Company utilized the net proceeds from the IPO and cash on hand to repay $100.0 million of outstanding borrowings under the First Lien Term Loan. On November 30, 2021, we used available cash of $66.3 million in connection with our purchase of EBI.

As of December 31, 2020, we had cash and cash equivalents of $66.6 million, which included $6.7 million accrued at year-end 2020 for our 2020 excess cash flow payment paid to lenders under the Credit Agreement (as defined below) paid in April 2021. Per the terms of the Credit Agreement, there is no excess cash flow payment required for the year ended December 31, 2021.

Our total principal amount of indebtedness outstanding was $510.3 million under our First Lien Term Loan as of December 31, 2021. All cash and cash equivalents are held with independent financial institutions with a minimum credit rating of A as defined by the three main credit rating agencies. As of December 31, 2021, all cash and cash equivalents were held in accounts with banks such that the funds are immediately available or in fixed term deposits with a maximum maturity of three months.

Credit Facility
In June 2015, our subsidiary Sterling Midco Holdings, Inc. (predecessor to Sterling Infosystems, Inc.) entered into a first lien credit agreement as borrower (as most recently amended by the Sixth Amendment thereto dated August 11, 2021, the “Credit Agreement”) with KeyBank National Association, as administrative agent (the “Administrative Agent”), certain guarantors party thereto and various lenders, including Goldman Sachs Lending Partners LLC, as lenders. The Credit Agreement provides for aggregate principal borrowings of $795.0 million (subject to the increase described below), comprising a $655.0 million original principal amount of term loan (the “First Lien Term Loan”) which matures in June 2024 and a $140.0 million revolving credit facility (the “Revolving Credit Facility”), which matures the earlier of (a) August 11, 2026 or (b) December 31, 2023 unless, on or prior to December 31, 2023, the First Lien Term Loan has been (i) refinanced with the proceeds of indebtedness with a final maturity date that is no earlier than February 11, 2027 or (ii) amended, modified or waived, such that the final maturity date of the First Lien Term Loan is no earlier than February 11, 2027.
Amounts outstanding under the First Lien Term Loan bear interest under either of the following two rates, elected in advance quarterly by the borrower for periods of either one month, two months, three months or six months: (1) an applicable rate of 2.5% plus a base rate (equal to the greater of (a) the prime rate (b) the federal funds rate plus 1⁄2 of 1% or (c) the one-month LIBOR plus 1%, subject to a 2% floor); or (2) an applicable rate of 3.5% plus one-month LIBOR which is subject to a 1% floor. Interest on LIBOR borrowings is payable on the last business day of the interest period selected except in the case of a six-month election, in which case it is payable on the last day of the third and sixth month. The interest rate in effect for the First Lien Term Loan as of December 31, 2021 was 4.5%. The First Lien Term Loan requires $1.6 million repayment of principal on the last business day of each March, June, September and December. Under the Credit Agreement, we must also make a mandatory prepayment of principal in the amount of 50% of the excess cash, as defined in the Credit Agreement, generated in any given year, if our Net Leverage Ratio (as defined in the Credit Agreement) is greater than or equal to 2.95:1.00. In 2020, the mandatory prepayment was $6.7 million and was paid in April 2021. Per the terms of the Credit Agreement, there is no excess cash flow payment required for the year ended December 31, 2021. On November 1, 2021, the Company utilized the net proceeds from the IPO and cash on hand to repay $100.0 million of outstanding borrowings under the First Lien Term Loan. All remaining outstanding principal is due at maturity in June 2024. We have been in compliance with all covenants under the Credit Agreement since origination. Pursuant to the Sixth Amendment to the Credit Agreement, the $85.0 million Revolving Credit Facility automatically increased an additional $55.0 million to $140.0 million upon the consummation of the IPO on September 23, 2021.
Amounts outstanding under the Revolving Credit Facility bear interest at a tiered floating interest rate based on the net leverage ratio of the borrower. The rate may be chosen periodically in advance of each interest period at the election of the borrower, as follows: (1) an applicable rate of 2.5% plus the greater of (a) the prime rate (b) the federal funds rate plus 1⁄2 of 1% (c) the one-month LIBOR plus 1% or (d) a 2% floor or (2) an applicable rate of 3.5% plus one-month LIBOR. In addition, there is a quarterly fee of 0.50% or 0.375% on the unused portion of the commitments based on the first lien net leverage ratio. Unused and therefore available borrowings under the Revolving Credit Facility, net of letters of credit, were $84.0 million and $139.3 million as of December 31, 2020 and December 31, 2021, respectively. The Revolving Credit Facility matures on the earlier of August 11, 2026 or December 31, 2023 unless, on or prior to December 31, 2023, the First Lien Term Loan has been refinanced with a final maturity date that is no earlier than February 11, 2027 or amended, modified or waived, such that the final maturity date of the First Lien Term Loan is no earlier than February 11, 2027. We can use available funding capacity under the Revolving Credit Facility to satisfy letters of credit related to leased office space and other obligations, subject to a sublimit equal to the lesser of $20.0 million or aggregate amounts available for borrowing under the Revolving Credit Facility. The issuance of letters of credit reduces the available capacity under the Revolving Credit Facility. We had outstanding letters of credit totaling $1.0 million as of December 31, 2020 and $0.7 million as of December 31, 2021 and additional availability for letters of credit of $19.0 million and $19.3 million, respectively.

The Credit Agreement contains covenants that, among other things, restrict our ability to: incur certain additional indebtedness; transfer money between our various subsidiaries; pay dividends on, repurchase or make distributions with respect to our subsidiaries’ capital stock or make other restricted payments; issue stock of subsidiaries; make certain investments, loans or advances; transfer and sell certain assets; create or permit liens on assets; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into certain transactions with our affiliates; and amend certain documents. The Credit Agreement also contains financial covenants that require us to maintain a total specified leverage ratio of less than 6.75:1.00 for so long as we have borrowed at least 35% or more of the total availability under the Revolving Credit Facility. Compliance with the financial covenants may be waived by lenders holding a majority of the Revolving Credit Facility. We were in compliance with all financial covenants under the Credit Agreement as of December 31, 2021.
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
We can use available funding capacity under the Revolving Credit Facility to satisfy letters of credit related to leased office space and other obligations, subject to a sublimit equal to the lesser of $20.0 million or aggregate amounts available for borrowing under the Revolving Credit Facility. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolving Credit Facility. We had outstanding letters of credit totaling $1.2 million, $1.0 million and $0.7 million as of December 31, 2019, 2020 and 2021.

Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the year ended December 31, 2020 compared to the year ended December 31, 2021.

	Year Ended
	December 31,
	2020	2021
Net cash provided by operating activities	$36,185	$68,605
Net cash used in investing activities	(16,266)	(85,376)
Net cash used in financing activities	(3,218)	(1,087)
(Decrease) increase in cash and cash equivalents	16,701	(17,858)
Effect of exchange rate changes on cash	(367)	(777)
Cash and cash equivalents at beginning of period	50,299	66,633
Cash and cash equivalents at end of period	$66,633	$47,998

Operating Activities
Net cash provided by operating activities for the year ended December 31, 2020 was $36.2 million and reflected the adjustment to net loss for non-cash charges totaling $87.1 million, primarily driven by $91.2 million of depreciation and amortization (including $60.3 million of acquired intangible asset amortization), a $5.8 million change in fair value of derivatives, $3.5 million of stock-based compensation, $2.4 million amortization of debt discount, and $1.8 million impairment of long-lived assets, partially offset by $17.0 million in deferred income taxes and $0.8 million in deferred rent. Changes in operating assets and liabilities provided an additional $1.4 million for the year.
Net cash provided by operating activities for the year ended December 31, 2021 was $68.6 million and reflected the adjustment to net loss for non-cash charges totaling $91.6 million, primarily driven by $82.1 million of depreciation and amortization (including $52.1 million of acquired intangible asset amortization), $32.6 million of stock-based compensation expense, $3.3 million for amortization of debt discount, $3.3 million of impairment of long-lived assets, and $1.2 million of provision for bad debt, partially offset by $22.0 million in deferred income taxes, $7.4 million related to changes in the fair value of derivative instruments and $1.6 million in deferred rent. Changes in operating assets and liabilities reduced cash provided by operating activities by $3.3 million for the year.

Investing Activities
Net cash used in investing activities for the years ended December 31, 2020 and 2021 was $16.3 million and $85.4 million, respectively. Net cash used in investing activities increased primarily due to the acquisition of EBI for a purchase price of $67.8 million, consisting of $66.3 million of cash and $1.5 million of contingent consideration recorded at fair value.
Net cash used in investing activities for the year ended December 31, 2020 primarily consisted of $14.0 million investment in capitalized software development and $2.3 million in computer hardware and other property, plant and equipment. Net cash used in investing activities for the year ended December 31, 2021 primarily consisted of $66.3 million of cash used for the acquisition of EBI in addition to $15.9 million of investment in capitalized software development and $3.2 million in computer hardware and other property, plant and equipment.
Financing Activities
Net cash used in financing activities for the years ended December 31, 2020 and 2021 was $3.2 million and $1.1 million, respectively. Net cash used in financing activities for the year ended December 31, 2020 consisted of $6.5 million of principal payments on our long-term debt, partially offset by $3.3 million in cash proceeds from the issuance of common stock. Net cash used in financing activities for the year ended December 31, 2021 consisted of $113.1 million of repayments of long-term debt coupled with the payment of $7.9 million of IPO costs offset by $102.6 million of proceeds from the issuance of common stock in the IPO and a $15.6 million capital contribution from certain stockholders to fund a contractual compensation payment to former executives.
Adjusted Free Cash Flow
For the year ended December 31, 2021, the company generated $84.3 million of Adjusted Free Cash Flow, adjusted for one-time, cash, non-operating expenses related to the IPO, compared to $19.7 million in the previous period. The year-over-year increase is driven by higher revenues driving higher cash flow from operations.

The following table reconciles net cash flow provided by operating activities, the most directly comparable US GAAP measure, to Adjusted Free Cash Flow for the years ended December 31, 2020 and 2021.

	Year Ended
	December 31,
(in thousands)	2020	2021
Net cash provided by operating activities	$36,185	$68,605
Total IPO adjustments(1)	—	34,777
Purchases of intangible assets and capitalized software	(14,185)	(15,860)
Purchase of property and equipment	(2,317)	(3,234)
Adjusted Free Cash Flow	$19,683	$84,288

______________________________

(1) Includes one-time, cash, non-operating charges related to the IPO. Costs included are $16.8 million of contractual compensation payments to former executives, of which $15.6 million was funded by certain stockholders, $7.5 million of a final settlement of investor management fees in connection with the Fourth Amended and Restated Management services agreement, and $10.5 million related primarily to professional fees and other expenses.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements.

Contractual Obligations
Our principal commitments consist of obligations for outstanding debt and leases for our office spaces.

As of December 31, 2021, we had the following contractual obligations:

	Payments due by Period
	Total	2022	2023	2024	2025	2026	Thereafter

	(in thousands)
Operating lease obligations (1)	$23,285	$4,326	$3,951	$3,385	$3,439	$3,492	$4,692
Capital lease obligations (1)	43	18	15	10	—	—	—
Long-term debt obligations (2)	510,340	6,461	6,461	497,418	—	—	—
Interest payments on long-term debt obligations (3)	56,669	23,237	22,878	10,554	—	—	—
Total	$590,337	$34,042	$33,305	$511,367	$3,439	$3,492	$4,692

Critical Accounting Estimates

The preparation of our financial statements in conformity with US GAAP requires management to make estimates, assumptions and judgments that can affect the reported amount of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. However, we operate in an industry that is subject to intense competition, government regulation and rapid technological change. Our operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory, foreign operations, and other risks. Actual results could differ materially from these estimates under different assumptions or conditions.
The most significant accounting estimates involve a high degree of judgment or complexity. Management believes the estimates and judgments most critical to the preparation of our consolidated financial statements and to the understanding of our reported financial results are described below. Such are determined to involve “critical accounting estimates” because they are particularly dependent on assumptions and estimates made by management about matters that are inherently uncertain.
See Note 2, “Summary of Significant Accounting Policies” to our audited consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for information on our accounting policies.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts in order to record accounts receivable at their net realizable value. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates relating to, among other things, our customers’ access to capital, our customers’ willingness and or ability to pay, general economic conditions and the ongoing relationship with customers. Allowances have been recorded for receivables believed to be uncollectible, including amounts for the resolution of potential credit and other collection issues such as disputed invoices. Adjustments to the allowance may be required in future periods depending on how such potential issues are resolved or if the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments. We have not historically had material write-offs due to uncollectible accounts receivable. Materially incorrect estimates of bad debt reserves could result in unexpected losses in profitability. The increase in our allowance for doubtful accounts from December 31, 2020 to December 31, 2021 is primarily driven by the significant increase in revenues and receivables for the same period.

(in thousands)
Balance - December 31, 2019	$1,435
Additions	432
Write-offs, net of recoveries	(101)
Foreign currency translation adjustment	95
Balance - December 31, 2020	1,861
Additions	1,169
Write-offs, net of recoveries	(210)
Foreign currency translation adjustment	129
Balance - December 31, 2021	$2,949

Goodwill, Intangible Assets, net and Impairment
We record the excess of purchase price over fair value of net assets of acquired entities as goodwill. Management relies on numerous assumptions and estimates in determining fair value of acquired entities and significant changes in such estimates could yield materially different results when determining goodwill.
Goodwill is tested for impairment annually or when certain triggering events require additional testing. Our goodwill is predominantly the result of the acquisition of Sterling by our Sponsor on June 19, 2015. During the year ended December 31, 2021, we recorded $21.7 million of goodwill related to the acquisition of EBI on November 30, 2021 based on the preliminary purchase price allocation.
We perform an annual goodwill impairment assessment during the fourth quarter of each calendar year. We first assess qualitative factors to determine if it is more likely than not that the reporting unit’s carrying amount exceeds its fair value. If necessary, after the qualitative assessment, we will perform a quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment loss is recognized if the carrying amount of the reporting unit exceeds its fair value. We performed qualitative assessments of goodwill during the fourth quarters of 2020 and 2021. Based on the results of these assessments, there were no reporting units at risk of having a carrying value in excess of the fair value and thus, the quantitative goodwill impairment assessments were not performed. Should conditions change which impact fair value and the factors that determine the need for impairment, there is a possibility that we could recognize impairment in future periods. Materially incorrect estimates of fair value could cause an impairment to goodwill and potentially result in a loss of profitability.
Definite-lived intangible assets consist of intangibles acquired through acquisition and the costs of developing internal-use software and are reported net of amortization. Such are amortized on a straight-line basis over their estimated useful lives. Customer lists are amortized using an accelerated method of amortization. During the year ended December 31, 2021, we recorded $56.0 million for customer relationships, $0.8 million for a non-compete agreement and $2.1 million for trademarks related to the acquisition of EBI. For purposes of estimating the fair value of customer relationships, the non-compete agreement and the trademarks, management and a third-party valuation firm considered the prospective income- and cash-generating capability of the assets and determined that the multi-period excess earnings method of the income approach, the avoided loss of income method of the income approach and relief-from-royalty method of the income approach were the most appropriate methods to determine the fair value for the respective intangible assets. Cost of acquisition, renewal and extension of intangible assets are capitalized. There are no significant renewal or extension provisions associated with our intangible assets. We have no indefinite-lived intangible assets.
The costs of developing internal-use software are capitalized during the application development stage and are included in Intangible assets, net on the consolidated balance sheets. Amortization commences when the software is placed into service and is computed using the straight-line method over the useful life of the underlying software of three years.
We assess definite-lived intangible assets for impairment at least annually as well as when events and circumstances exist that indicate that an impairment may have occurred. Management relies on numerous assumptions and estimates in determining fair value and significant changes in such estimates could yield materially different results when determining and calculating impairment. See “Long-Lived Assets” below for additional discussion of such impairment assessments.
Derivative Instruments and Hedging Activities
We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. dollar (“USD”). Specifically, we are exposed to third-party expenses denominated in Indian Rupees (“INR”). As such, we historically have entered into, and plan to enter into in the future, foreign currency forward agreements to manage our exposure to exchange rate fluctuations between the USD and INR exchange rate. Additionally, we are exposed to variability in expected future cash outflows on variable rate debt attributable to changes in LIBOR. As such, we historically have entered into, and plan to enter into in the future, interest rate swaps to economically offset a portion of this risk.
We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.

As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, exchange rates and changes in LIBOR, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.
Stock-Based Compensation
Stock-based payments are measured at the grant date, based on the fair value of the award, and are expensed over the requisite service period unless they are performance-based (see Note 14, “Stock-Based Compensation” to our audited consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K). The equity incentive plans generally provide for stock options, restricted stock awards and restricted stock units to vest over a 4-year period, unless otherwise stated in an individual award agreement. Continued employment is a prerequisite for vesting. Stock-based compensation expense is recorded for each tranche of awards and is recorded over the requisite vesting period in Cost of revenues, Corporate technology and production systems and Selling, general and administrative expense in the consolidated statements of operations.
Long-Lived Assets
Long-lived assets consist of property and equipment and definite-lived intangible assets. We regularly evaluate whether events and circumstances have occurred that indicate that the carrying amount of property and equipment and definite-lived intangible assets may not be recoverable. Conditions that could indicate that an impairment assessment is needed include a significant decline in the observable market value of an asset or asset group, a significant change in the extent or manner in which an asset or asset group is used, or a significant adverse change that would indicate that the carrying amount of an asset or asset group is not recoverable. When factors indicate that a long-lived asset or asset group should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived asset or asset group will be recovered through the future undiscounted cash flows expected from use of the asset or asset group and its eventual disposition. If the carrying amount of the asset or asset group is determined not to be recoverable, an impairment charge is recorded based on the excess, if any, of the carrying amount over fair value. Fair values are determined based on quoted market values or discounted cash flows analyses as applicable. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and definite-life intangible assets may warrant revision to reflect that the period of economic benefit has changed. If the carrying value of the long-lived asset exceeds the fair value, an impairment charge would be recognized in an amount equal to the amount by which the carrying value of the long- lived asset exceeds its fair value. Based on a quantitative assessment of the carrying values, we recorded an impairment loss related to abandonment of capitalized software costs and property and equipment no longer in use due to office closures in the amount of $3.2 million, $1.8 million and $3.3 million during the years ended December 31, 2019, 2020 and 2021, respectively.
Business Combinations
The Company records business combinations using the acquisition method of accounting in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification Topic 805, “Business Combinations” (“ASC 805”). Under the acquisition method of accounting, identifiable assets acquired and liabilities assumed are recorded at their acquisition-date fair value. The excess of the purchase price over the estimated fair value is recorded as goodwill. Changes in the estimated fair values of net assets recorded for acquisitions based on management’s best estimates may result in adjustments to the amount of purchase price allocable to goodwill. Measurement period adjustments are reflected in the period in which they occur and may be made up to one year subsequent to the acquisition date should new information become available.
The Company utilizes variations of the income approach, which relies on historical financial and qualitative information, as well as assumptions and estimates for projected financial information, to value acquired trade names, customer lists and software developed for internal use.
Revenue Recognition
We must make subjective estimates as to the impact of pricing adjustments and the collectability of our accounts receivable. Revenue is recognized when a performance obligation has been satisfied by transferring a promised good or service to a client and the client obtains control of the good or service. To recognize revenue, two parties must have an agreement that creates enforceable rights and obligations, the performance obligations must be identifiable, and the transaction price must be determinable. The agreement must also have commercial substance and collection must be probable.
Our contracts are primarily for screening service orders. Our screening services include court record reports, credit reports, criminal background checks, employment and education verifications, and drug and health screenings, amongst others. The client takes control of the product when the screening report is completed. Accordingly, revenue is generally recognized at the point in time when the client receives and can use the report. Screening services comprised a substantial portion of the total revenues for the years ended December 31, 2019, 2020 and 2021, respectively. As such, significant changes in screening services could affect the nature, amount, timing and uncertainty of revenue and related cash flows. Payment for screening reports generally occurs once the reports have been received by the client.
Our contracts generally do not include any obligations for returns, refunds, or similar obligations, nor do we have a practice of granting significant concessions. Payment terms and conditions vary by contract and client, although terms generally include a requirement of payment within 30 to 60 days of the invoice. Any advanced payments received from clients are initially deferred and subsequently recognized as revenue as the related performance obligations are satisfied. There is typically no variable consideration related to our contracts, nor do they include a significant financing component, non-cash consideration, or consideration payable to a client.
For revenue arrangements containing multiple products or services, we account for the individual products or services as separate performance obligations if they are distinct, the product or service is separately identifiable from other terms in the contract, and if a client can benefit from it on its own or with other resources that are readily available to the client. If these criteria are not met, the promised products or services are accounted for as a combined performance obligation. We allocate the contract price to each performance obligation based on the standalone selling prices of each distinct product or service in the contract.
We did not have any material contract liabilities as of December 31, 2020 and 2021.
Sales taxes collected from clients are remitted to governmental authorities and are therefore excluded from revenues in the consolidated statements of operations and comprehensive loss.
Incremental costs of obtaining a contract with a client are recognized as an asset if the benefit of such costs is expected to be longer than one year, with a majority of contracts being multi-year. Incremental costs include commissions to the sales force and are amortized over three years, as we estimate that this corresponds to the period over which a client benefits from existing technology in the underlying product or service that was transferred to the client.
Income Taxes
We are subject to income taxes in the U.S. and various foreign jurisdictions. Significant judgments are required in determining the consolidated provision for income taxes. Our effective annual tax rate is determined based on our income and the jurisdictions where it is earned, statutory tax rates, and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Also inherent in determining our effective tax rate are judgments and assumptions regarding the recoverability of certain deferred tax balances, and our ability to uphold certain tax positions. We are subject to complex tax laws, in the U.S. and numerous foreign jurisdictions, and the manner in which they apply can be open to interpretation. Realization of deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction in future periods, which involves business plans, planning opportunities, and expectations about future outcomes. Our assessment relies on estimates and assumptions, and may involve a series of complex judgments about future events.
There are a number of estimates and assumptions inherent in calculating the various components of our tax provision. Future events such as changes in tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans could have an impact on those estimates and our effective tax rate.
Estimated State Sales Taxes
Included in Other current liabilities on the consolidated balance sheets at December 31, 2020 and 2021, are liabilities for estimated state sales taxes in the U.S. of approximately $6.5 million and $7.3 million, respectively. This reflects our review of state sales tax where we have nexus and our best estimate of the cost to become compliant in those states in which we believe we may have nexus but had not historically collected sales tax from our clients. These estimates include the liability for both uncollected sales tax and interest. The calculation of these estimates involves judgment and uncertainty regarding various state sales tax laws, and there is a possibility that a particular state in which we have estimated a liability will disagree with our assessment. It is also possible that a state in which we have determined we do not have a liability will disagree with our evaluation and assess a retroactive liability for uncollected sales tax. Based on our assessment, we do not expect the resolution of these liabilities to have a material effect on our results of operations or cash flows.

Emerging Growth Company
The Jumpstart Our Business Startups Act of 2021 permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for private companies.

Recent Accounting Standard Updates
Refer to Note 3, “Recent Accounting Standards Updates” of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information about recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency and Derivative Risk
We from time to time enter into foreign currency options and forward contracts to mitigate the foreign exchange risk on expected future cash outlays to fund our fulfillment centers. We hedge our INR denominated expenses through foreign exchange contracts. These contracts were designated as cash flow hedges and qualified for hedge accounting under US GAAP. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is also presented in the same line of the consolidated statements of operations and comprehensive loss as the earnings effect of the hedged transaction. During the year ended December 31, 2020, there was a gain of $0.3 million related to the excluded components of the hedged transaction, which was reclassified into cost of revenues and selling, general and administrative expense in the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2020 and 2021, there was a gain of $0.3 million for both periods related to the excluded components of the hedged transaction, which was reclassified into cost of revenues and selling, general and administrative expense in the consolidated statements of operations and comprehensive loss.
Recognized realized net gains from remeasurement of foreign currency forward contracts were immaterial for the years ended December 31, 2020 and 2021.
As of December 31, 2020, we had USD-INR foreign currency forward contracts with a notional value totaling approximately $16.8 million. The fair value of these contracts was $0.6 million and is included in Other current assets on the consolidated balance sheets. As of December 31, 2021, we did not have any outstanding USD-INR foreign currency forward contracts.

Credit Risk
As of December 31, 2021, we had accounts receivable, net of allowance for doubtful accounts, of $127.9 million. For the years ended December 31, 2020 and 2021, no single client accounted for more than 5% of our revenue. No single client had an accounts receivable balance greater than 10% of total accounts receivable as of December 31, 2020 or 2021.

Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings, mainly under our Credit Agreement. Our First Lien Term Loan accrues interest at either (1) an applicable rate of 2.5% plus the greater of (a) the prime rate or (b) the federal funds rate plus 1/2 of 1% (c) the one-month LIBOR plus 1%, or (d) a 2% floor; (2) an applicable rate of 3.5% plus one-month LIBOR which is subject to a 1% floor. Our borrowings as of December 31, 2020 and 2021 accrued interest at 4.5%, based on an applicable rate of 3.5% plus LIBOR rate floor of 1% as per (2) above.

We hedge against changes in the interest rates through interest rate swaps and are currently party to one interest rate swap which hedges the future cash flows on approximately 60% of the outstanding principal balance of the aggregate amounts due under the First Lien Term Loan. The terms of the swap allows us to effectively set LIBOR to 2.9235% through June 30, 2022.

Effects of Inflation
While inflation may impact our revenues and operating expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

Item 8. Financial Statements and Supplementary Data.

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sterling Check Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sterling Check Corp. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue in 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 16, 2022

We have served as the Company’s auditor since 2010.

STERLING CHECK CORP.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)	December 31, 2020	December 31, 2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,633	$47,998
Accounts receivable (net of allowance for doubtful accounts of $1,861 and $2,949 as of December 31, 2020 and 2021, respectively)	80,381	127,927
Insurance receivable	750	—
Prepaid expenses	7,273	12,510
Other current assets	7,845	11,563
Total current assets	162,882	199,998
Property and equipment, net	14,130	11,124
Goodwill	831,800	852,536
Intangible assets, net	300,544	297,146
Deferred income taxes	—	4,770
Other noncurrent assets, net	6,762	6,685
TOTAL ASSETS	$1,316,118	$1,372,259
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$14,708	$31,127
Litigation settlement obligation	750	—
Accrued expenses	35,899	67,971
Current portion of long-term debt	13,147	6,461
Other current liabilities	21,488	24,361
Total current liabilities	85,992	129,920
Long-term debt, net	602,306	499,107
Deferred income taxes	29,400	28,584
Other liabilities	15,236	5,024
Total liabilities	732,934	662,635
COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY:

Preferred stock ($0.01 par value; 100,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 239,600,000 shares authorized and 88,554,962 shares issued and outstanding as of December 31, 2020; and 1,000,000,000 shares authorized and 95,854,795 shares issued and 95,746,975 shares outstanding as of December 31, 2021)	1	68
Additional paid-in capital	770,714	916,578
Common stock held in treasury (107,820 shares as of December 31, 2020 and 2021)	(897)	(897)
Accumulated deficit	(187,691)	(206,218)
Accumulated other comprehensive income	1,057	93
Total stockholders’ equity	583,184	709,624
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,316,118	$1,372,259

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CHECK CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended
(in thousands except share and per share data)	December 31, 2019	December 31, 2020	December 31, 2021

REVENUES	$497,116	$454,053	$641,884
OPERATING EXPENSES:
Cost of revenues (exclusive of depreciation and amortization below)	221,347	217,310	313,155
Corporate technology and production systems	44,923	44,296	44,323
Selling, general and administrative	147,198	122,554	198,700
Depreciation and amortization	93,802	91,199	82,064
Impairments of long-lived assets	3,220	1,797	3,274
Total operating expenses	510,490	477,156	641,516
OPERATING (LOSS) INCOME	(13,374)	(23,103)	368
OTHER EXPENSE (INCOME):
Interest expense, net	39,316	32,947	30,857
Loss on interest rate swaps	7,324	9,451	31
Other income	(1,529)	(1,646)	(1,532)
Total other expense, net	45,111	40,752	29,356
LOSS BEFORE INCOME TAXES	(58,485)	(63,855)	(28,988)
Income tax benefit	(11,803)	(11,562)	(10,461)
NET LOSS	$(46,682)	$(52,293)	$(18,527)
Unrealized gain (loss) on hedged transactions, net of tax of $0, $273 and $95, respectively	9	638	(270)
Foreign currency translation adjustments, net of tax of $41, $90 and $53, respectively	797	1,783	(694)
Total other comprehensive income (loss)	806	2,421	(964)
COMPREHENSIVE LOSS	$(45,876)	$(49,872)	$(19,491)

Net loss per share attributable to stockholders
Basic	$(0.53)	$(0.59)	$(0.21)
Diluted	$(0.53)	$(0.59)	$(0.21)
Weighted average number of shares outstanding
Basic	88,154,830	88,345,312	90,218,386
Diluted	88,154,830	88,345,312	90,218,386

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CHECK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	December 31, 2019	December 31, 2020	December 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,682)	$(52,293)	$(18,527)
Adjustments to reconcile net loss
to net cash provided by operations
Depreciation and amortization	93,802	91,199	82,064
Deferred income taxes	(18,133)	(16,952)	(21,996)
Stock-based compensation	1,503	3,465	32,580
Impairments of long-lived assets	3,220	1,797	3,274
Provision for bad debts	709	432	1,169
Amortization of financing fees	497	497	471
Amortization of debt discount	2,375	2,357	3,262
Deferred rent	(529)	(827)	(1,621)
Unrealized translation loss (gain) on investment in foreign subsidiaries	14	(597)	(154)
Changes in fair value of derivatives	11,142	5,751	(7,422)
Excess payment on contingent consideration for acquisition	—	—	(1,159)
Changes in operating assets and liabilities
Accounts receivable	(11,595)	165	(40,086)
Insurance receivable	(15,000)	14,250	750
Prepaid expenses	13,640	(1,245)	(4,975)
Other assets	(7,881)	797	(3,181)
Accounts payable	(2,042)	(3,470)	12,950
Litigation settlement obligation	15,000	(14,250)	(750)
Accrued expenses	3,419	(6,396)	30,212
Other liabilities	(7,255)	11,505	1,744
Net cash provided by operating activities	36,204	36,185	68,605
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(5,265)	(2,317)	(3,234)
Purchases of intangible assets and capitalized software	(26,618)	(14,185)	(15,860)
Acquisitions, net of cash acquired	(2,000)	—	(66,323)
Proceeds from disposition of property and equipment	14	236	41
Net cash used in investing activities	(33,869)	(16,266)	(85,376)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	130	3,250	2,483
Proceeds from issuance of common stock in IPO, net of underwriting discounts and commissions	—	—	102,638
Payments of initial public offering issuance costs	—	—	(7,890)
Capital contribution from certain stockholders	—	—	15,576
Payments of long-term debt	(6,461)	(6,461)	(113,147)
Repayments of revolving credit facility	—	(83,800)	—
Borrowings on revolving credit facility	—	83,800	—
Payment of contingent consideration for acquisition	(1,530)	—	(738)
Payments on equipment capital lease obligations	(12)	(7)	(9)
Net cash used in financing activities	(7,873)	(3,218)	(1,087)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	427	(367)	(777)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,111)	16,334	(18,635)
CASH AND CASH EQUIVALENTS
Beginning of period	55,410	50,299	66,633
Cash and cash equivalents at end of period	$50,299	$66,633	$47,998

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for
Interest, net of capitalized amounts of $918, $375 and $322	$33,869	$34,658	$30,782

for the years ended December 31, 2019, 2020 and 2021, respectively
Income taxes	6,585	3,224	5,574
Offering costs included in accounts payable and accrued liabilities	—	—	225
Noncash investing activities
Purchases of property and equipment in accounts payable and accrued expenses	536	128	109
Noncash purchase price of business combinations	—	—	1,445

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CHECK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(in thousands, except share amounts)	Shares Outstanding	Par Value	Additional Paid-in Capital	Common Stock Held in Treasury	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
BALANCE as of December 31, 2018	88,074,564	$1	$763,136	$(897)	$(94,204)	$(2,170)	$665,866
Cumulative adjustment from change in accounting principle related to ASC 606	—	—	—	—	5,488	—	5,488
Common stock issued for exercise of employee-based stock options	113,810	—	130	—	—	—	130
Stock-based compensation	—	—	1,503	—	—	—	1,503
Net loss	—	—	—	—	(46,682)	—	(46,682)
Unrealized gain on hedged transactions, net of tax of $0	—	—	—	—	—	9	9
Foreign currency translation adjustment, net of $41	—	—	—	—	—	797	797
BALANCE as of December 31, 2019	88,188,374	$1	$764,769	$(897)	$(135,398)	$(1,364)	$627,111

Common stock issued for exercise of employee-based stock options	143,760	—	1,200	—	—	—	1,200
Issuance of common stock	222,828	—	2,050	—	—	—	2,050
Stock-based compensation	—	—	2,695	—	—	—	2,695
Net loss	—	—	—	—	(52,293)	—	(52,293)
Unrealized gain on hedge transactions, net of tax of $273	—	—	—	—	—	638	638
Foreign currency translation adjustment, net of tax of $90	—	—	—	—	—	1,783	1,783
BALANCE as of December 31, 2020	88,554,962	$1	$770,714	$(897)	$(187,691)	$1,057	$583,184

Common stock issued for exercise of employee-based stock options	6,093	—	56	—	—	—	56
Issuance of common stock	276,022	—	2,429	—	—	—	2,429
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	4,760,000	48	94,475	—	—	—	94,523

(in thousands, except share amounts)	Shares Outstanding	Par Value	Additional Paid-in Capital	Common Stock Held in Treasury	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Issuance of common stock in connection with forgiveness of promissory notes	370,182	—	8,409	—	—	—	8,409
Capital contribution from Stockholder	—	—	15,576	—	—	—	15,576
Issuance of restricted shares, net of forfeitures and vesting	1,779,716	19	(19)	—	—	—	—
Stock-based compensation	—	—	24,938	—	—	—	24,938
Net loss	—	—	—	—	(18,527)	—	(18,527)
Unrealized loss on hedged transactions, net of tax of $95	—	—	—	—	—	(270)	(270)
Foreign currency translation adjustment, net of tax of $53	—	—	—	—	—	(694)	(694)
BALANCE as of December 31, 2021	95,746,975	$68	$916,578	$(897)	$(206,218)	$93	$709,624

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CHECK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Description of Business
Sterling Check Corp. (the “Company”), a Delaware corporation headquartered in New York City, New York, is a global provider of technology-enabled background and identity verification services. The Company provides the foundation of trust and safety its clients need to create effective environments for their most essential resource—people. The Company offers a comprehensive hiring and risk management solution that begins with identity verification, followed by criminal background screening, credential verification, drug and health screening, employee onboarding document processing and ongoing risk monitoring.
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
On September 10, 2021, the Board of Directors authorized a stock split and the Company filed an amendment to its certificate of incorporation to effectuate a 1,198-for-1 split of its outstanding common stock. The stock split was effectuated such that (i) each then outstanding share of common stock was increased to 1,198 shares; (ii) the number of shares of common stock into which then-outstanding options to purchase common stock is exercisable was proportionately increased; and (iii) the exercise price of each then-outstanding option to purchase common stock was proportionately reduced. The accompanying consolidated financial statements give retroactive effect as though the 1,198-for-1 stock split of the Company’s common stock occurred for all periods presented.

The Company’s final prospectus related to the initial public offering (“IPO”) of its common stock, $0.01 par value per share (“common stock”) was filed with the Securities and Exchange Commission (“SEC”) on September 24, 2021 pursuant to Rule 424(b) under the Securities Act (our “IPO Prospectus”) and the common stock began trading on the Nasdaq Global Select Market on September 23, 2021. On September 27, 2021, the Company completed its IPO of an aggregate of 16,427,750 shares of common stock at a public offering price of $23.00 per share, pursuant to the IPO Prospectus. The Company sold 4,760,000 shares and certain existing stockholders sold an aggregate of 11,667,750 shares, including 2,142,750 shares that were sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company received aggregate net proceeds of $94.5 million after deducting underwriting discounts and commissions of $6.8 million and other offering expenses of $8.1 million, of which $0.2 million was unpaid as of December 31, 2021.
As of December 31, 2021, the Company is 62.6% owned by an investment group consisting of entities advised by or affiliated with The Goldman Sachs Group, Inc. (“Goldman Sachs”) and Caisse de dépôt et placement du Québec (“CDPQ”). CDPQ owns its equity interest in the Company indirectly through a limited partnership controlled by Goldman Sachs.
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and judgments that can affect the reported amount of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Significant estimates include, the impairment of long-lived assets, goodwill impairment, the determination of the fair value of acquired assets and liabilities, collectability of receivables, the valuation of stock-based awards and stock-based compensation and sales and income tax liabilities. The Company also applies an estimated useful life of three years to internally developed software assets. This is based on the historical observed pace of change in the Company’s delivery, technology, and product offerings as well as market competition. The Company believes that the estimates used in the preparation of these consolidated financial statements are reasonable; however, actual results could differ materially from these estimates.
Risks and Uncertainties
The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory, foreign operations, and other risks.
Segment Information
The Company has one operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.
Cash and Cash Equivalents
Cash and cash equivalents of $66.6 million and $48.0 million at December 31, 2020 and 2021, respectively, include money market instruments with maturities of three months or less. The Company maintained cash outside the United States of approximately $29.4 million as of December 31, 2020, with the largest deposits being held in India and Canada, with balances of $10.3 million and $7.0 million, respectively.
Cash outside the United States as of December 31, 2021, was $34.2 million with the largest deposits being held in India and Canada of $15.0 million and $3.6 million, respectively.
Concentrations
Cash is deposited with major financial institutions and, at times, such balances with each financial institution may be in excess of insured limits. The Company has not experienced, and does not anticipate any losses with respect to its cash deposits. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. For the years ended December 31, 2020 and 2021, no single customer comprised more than 10% of the Company’s revenue. No single customer had an accounts receivable balance greater than 10% of total accounts receivable at December 31, 2020 or 2021. The Company performs a risk assessment of all new vendors. For the years ended December 31, 2020 and 2021, New York State Office of Court Administration (“NYOCA”) comprised 13.9% and 12.6% of third-party vendor spend, respectively, and was the only vendor to account for more than 10%. As a government entity, NYOCA is considered low risk of service disruption.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable balances are comprised of trade receivables that are recorded at the invoiced amount, net of allowances for estimated doubtful accounts and for potential sales credits and reserves. Sales credits and reserves were $1.7 million and $0.4 million as of December 31, 2020 and 2021, respectively. Allowances for doubtful accounts were $1.9 million and $2.9 million as of December 31, 2020 and 2021, respectively. The allowance for doubtful accounts is determined by analyzing the Company’s historical write-offs, the current aging of receivables, the financial condition of customers and the general economic climate.

(in thousands)
Balance - December 31, 2018	$1,014
Additions	709
Write-offs, net of recoveries	(297)
Foreign currency translation adjustment	9
Balance - December 31, 2019	$1,435
Additions	432
Write-offs, net of recoveries	(101)
Foreign currency translation adjustment	95
Balance - December 31, 2020	1,861
Additions	1,169
Write-offs, net of recoveries	(210)
Foreign currency translation adjustment	129
Balance - December 31, 2021	$2,949
Property and Equipment, net
Property and equipment are recorded at cost and depreciated on the straight-line method over their estimated useful lives. Furniture and fixtures are generally depreciated over a life of five to seven years and computers and equipment are generally depreciated over a life of three years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected lease term. Maintenance and repairs that do not extend the useful life of an asset are charged to expense as incurred and improvements that extend the useful life of the related asset are capitalized.
Business Combinations
The Company records business combinations using the acquisition method of accounting in accordance with the FASB’s Accounting Standards Codification Topic 805, “Business Combinations” (“ASC 805”). Under the acquisition method of accounting, identifiable assets acquired and liabilities assumed are recorded at their acquisition-date fair value. The excess of the purchase price over the estimated fair value is recorded as goodwill. Changes in the estimated fair values of net assets recorded for acquisitions based on management’s best estimates may result in adjustments to the amount of purchase price allocable to goodwill. Measurement period adjustments are reflected in the period in which they occur and may be made up to one year subsequent to the acquisition date should new information become available.
The Company utilizes variations of the income approach, which relies on historical financial and qualitative information, as well as assumptions and estimates for projected financial information, to value acquired trade names, customer lists and software developed for internal use.
Goodwill
Goodwill represents the excess of purchase price over fair value of net assets of acquired entities and is tested for impairment annually or when certain triggering events require additional testing. Goodwill is predominantly a result of the acquisition of the Company by Goldman Sachs and CDPQ in June 2015. During the year ended December 31, 2021, the Company recorded $21.7 million of goodwill related to the acquisition of Employment Background Investigations, Inc. (“EBI”) on November 30, 2021 based on the preliminary purchase price allocation (see Note 4, “Acquisitions” for additional information). The Company performs a qualitative impairment test in November of each year using data as of October 31 to determine whether it is more likely than not that the fair value of the reporting unit exceeds its carrying value. If necessary, after the qualitative assessment, the Company will perform a quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment loss is recognized if the carrying amount of the reporting unit exceeds its fair value. Based on the results of the qualitative assessments, no impairment loss was recognized for the years ended December 31, 2019, 2020 and 2021.

Intangible Assets, net
Definite-lived intangible assets consist of intangibles acquired through acquisition and the costs of developing internal-use software. They are reported net of amortization and are amortized on a straight-line basis over their estimated useful lives. Customer lists are amortized using an accelerated method of amortization, using a pattern that reflects when the economic benefits are expected to be realized. Cost of acquisition, renewal and extension of intangible assets are capitalized. There are no significant renewal or extension provisions associated with the Company’s intangible assets. The Company has no indefinite-lived intangible assets.
The costs of developing internal-use software are capitalized during the application development stage and included in Intangible assets, net on the Consolidated Balance Sheets. Amortization commences when the software is placed into service and is computed using the straight-line method over the useful life of the underlying software of three years.
Long-Lived Assets
Long-lived assets consist of property and equipment and definite-lived intangible assets. The Company regularly evaluates whether events and circumstances have occurred that indicate that the carrying amount of property and equipment and definite-lived intangible assets may not be recoverable. Conditions that could indicate that an impairment assessment is needed include a significant decline in the observable market value of an asset or asset group, a significant change in the extent or manner in which an asset or asset group is used, or a significant adverse change that would indicate that the carrying amount of an asset or asset group is not recoverable. When factors indicate that a long-lived asset or asset group should be evaluated for possible impairment, the Company assesses the potential impairment by determining whether the carrying value of such long-lived asset or asset group will be recovered through the future undiscounted cash flows expected from use of the asset or asset group and its eventual disposition. If the carrying amount of the asset or asset group is determined not to be recoverable, an impairment charge is recorded based on the excess, if any, of the carrying amount over fair value. Fair values are determined based on quoted market values or discounted cash flows analyses as applicable. The Company regularly evaluates whether events and circumstances have occurred that indicate the useful lives of property and equipment and definite-life intangible assets may warrant revision to reflect that the period of economic benefit has changed. Based on a quantitative assessment of the carrying values, the Company recorded an impairment loss related to abandonment of capitalized software costs and property and equipment no longer in use due to office closures, in the amount of $3.2 million, $1.8 million and $3.3 million during the years ended December 31, 2019, 2020 and 2021, respectively.
Deferred Financing Costs
Deferred financing costs consist of costs associated with borrowing funds under the Company’s revolving credit agreement. Such costs are capitalized as other non-current assets on the Consolidated Balance Sheets and amortized over the expected life of the related debt using the straight-line method to Interest expense, net in the Consolidated Statements of Operations and Comprehensive Loss. Upon discharge of the related indebtedness, any unamortized deferred financing costs are fully expensed to interest expense. Refer to Note 8, “Debt” for further discussion of the Company’s credit facilities and debt obligations.
Derivative Instruments and Hedging Activities
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and with the use of financial derivative instruments.
Specifically, certain of the Company’s foreign operations expose the Company to fluctuations of foreign exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into financial derivative instruments to protect the value or fix the amount of certain expenses in terms of its functional currency, the USD.
The Company also enters into financial derivative instruments to manage exposures that arise from business activities that result in payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s financial derivative instruments are used to manage differences in the amount, timing and duration of the Company’s expected cash payments principally related to the Company’s borrowings.
The Company’s financial derivative instruments are not subject to master netting arrangements.
The Company records all financial derivative instruments on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the

Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
Debt Issuance Costs
Debt issuance costs consist of fees paid directly to lenders from whom funds are borrowed and third-party costs incurred to obtain the Company’s long-term debt. These fees are amortized over the life of the related debt using the effective interest rate method. The amounts of unamortized issuance costs are netted against the outstanding balance of the Company’s debt obligations on the Company’s Consolidated Balance Sheets. Upon discharge of the indebtedness, any unamortized debt discounts are expensed. Refer to Note 8, “Debt,” for further discussion of the Company’s credit facilities and debt obligations.
Foreign Currency
Assets and liabilities of operations having non-USD functional currencies are translated at year-end exchange rates, and income statement accounts are translated at weighted average exchange rates for the year. Gains or losses resulting from translating foreign currency financial statements, net of any related tax effects, are reflected in Accumulated other comprehensive (loss) income, a separate component of stockholders’ equity. Gains or losses resulting from foreign currency transactions incurred in currencies other than the local functional currency are included in Other income on the Consolidated Statements of Operations and Comprehensive Loss. The cumulative translation adjustment was $0.1 million and $(0.6) million as of December 31, 2020 and 2021, respectively.
Revenue Recognition
The Company adopted the revenue standard set forth under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”) as of January 1, 2019 using the modified retrospective approach and as such, applied the new revenue standard only to contracts that were not completed at the January 1, 2019 adoption date and did not adjust prior reporting periods. The adoption of ASC 606 did not materially change the Company’s revenue recognition as substantially all of its revenue is transaction based and delivered at a point in time. An adjustment to accumulated deficit of $5.5 million, net of tax, was recorded within the Consolidated Balance Sheets at January 1, 2019 to reflect changes in revenue recognition related to the adoption of ASC 606 under the modified retrospective approach. In accordance with ASC 606, revenue is recognized when a performance obligation has been satisfied by transferring a promised good or service to a customer and the customer obtains control of the good or service. To recognize revenue, two parties must have an agreement that creates enforceable rights and obligations, the performance obligations must be identifiable, and the transaction price can be determined. The agreement must also have commercial substance and collection must be probable.
The Company contracts with customers to provide technology-enabled background and identity verification services. The Company offers a comprehensive hiring and risk management solution that begins with identity verification, followed by criminal background screening, credential verification, drug and health screening, employee onboarding document processing and ongoing risk monitoring. Results from services are provided through a report and the customer takes control of the product when the screening report is completed. Accordingly, revenue is generally recognized at the point in time when the customer receives and can use the report. Background and identity verification services comprised a substantial portion of the total revenues for the years ended December 31, 2019, 2020 and 2021. As such, significant changes in background and identity verification services could affect the nature, amount, timing, and uncertainty of revenue and related cash flows. Payment for background and identity verification services generally occurs once the reports have been received by the customer. The Company records third-party pass-through fees incurred as part of screening related products on a gross revenue basis, with the related expense recorded as third-party cost of revenue, as the Company has control over the transaction and is therefore considered to be acting as a principal.
The Company’s contracts generally do not include any obligations for returns, refunds, or similar obligations, nor does the Company have a practice of granting significant concessions. Payment terms and conditions vary by contract and customer, although terms generally include a requirement of payment within 30 to 60 days of the invoice. Any advanced payments received from customers are initially deferred and subsequently recognized as revenue as the related performance obligations are satisfied. There is typically no variable consideration related to the Company’s contracts, nor do they include a significant financing component, non-cash consideration, or consideration payable to a customer.
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
The Company did not have any material contract liabilities as of December 31, 2020 and 2021.
Sales taxes collected from customers are remitted to governmental authorities and are therefore excluded from revenues in the consolidated statements of operations and comprehensive loss.
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
The following table sets forth expenses included in each category of this line item:

	Year Ended
(in thousands)	December 31, 2019	December 31, 2020	December 31, 2021

Corporate information technology	$23,624	$19,740	$21,230
Development of platform and product initiatives	14,385	16,584	15,387
Production support and maintenance	6,914	7,972	7,706
Total production systems	21,299	24,556	23,093

Corporate technology and production systems	$44,923	$44,296	$44,323
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
Corporate technology and production systems expenses also include non-capitalizable production system and corporate information technology expenses related to Project Ignite, a three-phase strategic investment initiative. Phase one of Project Ignite modernized client and candidate experiences and is complete. Phase two of Project Ignite focused on decommissioning the Company’s on-premises data centers and migrating the Company’s production systems and corporate information technological infrastructure to a managed service provider in the cloud. During the first half of 2021, the Company completed phase two related to the migration of its production and fulfillment systems to the cloud, and as a result, over 95% of revenue is processed through platforms hosted in the cloud. The Company will continue to incur expenses related to phase two to complete the decommissioning of on-premises data centers for internal corporate technology infrastructure and migration to the cloud. This is expected to be substantially completed by June 30, 2022. Phase three of Project Ignite is decommissioning of the platforms purchased over the prior ten years and the migration of the clients to one global platform. This third and final phase, which the Company expects to substantially complete in 2022, will unify clients onto a single global platform. The future costs related to completing these initiatives will be included in corporate technology and production systems expense.
Advertising Costs
Expenses related to advertising are charged to selling, general and administrative expense as incurred. The Company incurred advertising expenses of $2.3 million, $1.9 million and $2.2 million in the years ended December 31, 2019, 2020 and 2021, respectively.
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income includes Net income (loss) and Other comprehensive (loss) income. Other comprehensive (loss) income refers to revenue, expenses, gains, and losses that, under US GAAP, are recorded as an element of stockholders’ equity but are excluded from net income (loss). Other comprehensive (loss) income consists of unrealized gains and losses on foreign currency forward contracts that qualify for hedge accounting and foreign currency translation adjustments, net of taxes.
Stock-Based Compensation
Stock-based compensation is measured at the grant date, based on the fair value of the awards, and is generally expensed over the requisite service period of the award using the “graded-vesting method,” which recognizes compensation costs over the requisite service period for each separately vesting tranche of an award as though the award was, in substance, multiple awards unless the award qualifies as a performance-based award which is only expensed at the time the defined performance obligation is met (see Note 14, “Stock-Based Compensation” for additional information). The Company’s 2021 Omnibus Incentive Plan generally provides for stock options, restricted stock awards and restricted stock units to vest over a 4-year period, unless otherwise stated in an individual award agreement. Continued employment is a prerequisite for vesting. Stock-based compensation expense is recorded for each tranche of an award and is recorded over the defined vesting period in selling, general and administrative expense in the statements of operations and comprehensive income (loss).
The Company estimates the fair value of stock-based compensation awards at grant date using the Black-Scholes pricing model for stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards. The determination of the grant date fair value of stock option awards issued is affected by a number of variables, including the fair value of the Company’s common stock, the expected common stock price volatility over the expected life of the options, the expected term of the options, risk-free interest rates, and the expected dividend yield of the Company’s shares. The Company estimates the fair value of stock-based compensation awards at grant date using the prior day’s closing stock price for restricted stock awards and restricted stock units.
Estimated State Sales Taxes
At December 31, 2020 and 2021, liabilities for estimated state sales taxes in the U.S. totaling $6.5 million and $7.3 million, respectively, were included in Other current liabilities on the balance sheet. These estimates include the liability for both uncollected sales tax and interest. The calculation of these estimates involves judgment and uncertainty regarding various state sales tax laws and there is a possibility that a particular state in which the Company has estimated a liability will disagree with the Company’s assessment. It is also possible that a state in which the Company has determined it does not have a liability will disagree with such evaluation and assess a retroactive liability for uncollected sales tax. Based on the Company’s assessment, it does not expect the resolution of these liabilities to have a material effect on its results of operations or cash flows.
Income Taxes
Deferred income tax assets and liabilities are recorded with respect to temporary differences between financial reporting and income taxes using enacted tax rates. These amounts are recognized when there is a more likely than not position that the deferred income tax assets will be realized. A valuation allowance is established when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. Significant judgment is required to evaluate the current tax positions and adjustments are considered when there are changes in tax laws, regulations and interpretations. Recognized tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. Evaluations are consistently performed regarding the likelihood and amount of potential adjustments that impact the Company’s tax positions. The income tax provision will be adjusted accordingly in the period in which the facts that give rise to the change in estimate become known. See Note 11, “Income Taxes” for more information about the Company’s income taxes.
Net Loss per Share
The Company applies the two-class method for calculating net loss per share. The two-class method is an allocation of earnings between the holders of common stock and a company’s participating securities. The Company’s participating securities include shares of common stock granted to employees in exchange for a non-recourse promissory note. The shares of common stock granted were treated as fully vested outstanding stock options until the promissory notes were forgiven in August of 2021 (see Note 14, “Stock-Based Compensation” for additional information). These awards contain the same rights to distributions declared on the Company’s common stock but do not have a contractual obligation to share in the Company’s losses, and as a result, the Company’s net losses were not allocated to these participating securities in periods with net losses. Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted weighted-average shares outstanding and diluted net income are adjusted based on the potential impact of dilutive securities. For periods in which the Company has reported net losses, diluted net loss per share is the same as basic net loss per share because dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive.
Fair Value of Financial Instruments
Certain financial assets and liabilities are reported at fair value in the accompanying consolidated balance sheets in accordance with ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2020 and 2021. The carrying values of the Company’s financial instruments, including, cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to the short-term maturities of these financial instruments.
3.Recent Accounting Standards Update
The Company qualifies as an emerging growth company under the Jumpstart Our Business Startups Act (the “JOBS Act”). The JOBS Act permits extended transition periods for complying with new or revised accounting standards affecting public companies. The Company has elected to use the extended transition periods and is adopting new or revised accounting standards on the Financial Accounting Standards Board’s (the “FASB”) non-public company timeline. As such, the Company’s financial statements may not be comparable to financial statements of public entities that comply with new or revised accounting standards on a non-delayed basis.
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

Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASC 842”), on the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a manner similar to the accounting under existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840, Leases. The guidance is effective for the Company for annual periods beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022. The Company adopted this guidance on January 1, 2022 and recognized a right of use asset of $18.0 million and a lease liability of $20.6 million upon adoption. The Company applied practical expedients provided in the standards update that allowed the Company, among other things, not to reassess contracts that commenced prior to the adoption. The Company also elected a policy not to recognize right of use assets and lease liabilities related to short-term and immaterial leases.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU No. 2016-13”). ASU No. 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU No. 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. As per the latest ASU No. 2020-02, “Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842),” the FASB deferred the timelines for certain small public and private entities. The new guidance will be adopted by the Company for the annual reporting period beginning January 1, 2023, including interim periods within that annual reporting period. The standard will apply as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is in the process of evaluating the impact of the adoption of ASU No. 2016-13 on the Company’s financial statements and related disclosures.
In March 2020 and January 2021, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848)” (“ASU No. 2020-04”) and ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASU No. 2021-01”), respectively. These ASUs address concerns about the risk of cessation of the London Interbank Offered Rate (“LIBOR”) and the identification of alternative reference rates. The amendments in ASU No. 2020-04 and ASU No. 2021-01 provide optional expedients and exceptions for applying US GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The amendments in ASU No. 2020-04 and ASU No. 2021-01 are elective. The cessation of the one-week and two-month LIBOR rates in December 2021 would not have had any impact on the Company as such rates are not used. The Company is evaluating the impact that adoption of any of the amendments within these ASUs will have on its financial statements ahead of the cessation date of the one-month LIBOR rate after June 2023 and will consider alternative reference rates as part of future amendments or modifications to its credit agreements.
4.Acquisitions

EBI Acquisition

On November 30, 2021, the Company acquired all of the outstanding shares of EBI for a purchase price of $67.8 million, consisting of $66.3 million of cash and $1.5 million of contingent consideration recorded at fair value. The contingent consideration is limited to a maximum of $8.5 million of additional payments, to be determined based on actual future results. As of December 31, 2021, the fair value of this contingent consideration consists of $0.9 million for an earn-out payable two years after the acquisition based upon revenue retention and $0.6 million payable throughout the year following the acquisition based on customer collections on receivables acquired. The Company recorded a preliminary allocation of the purchase price to assets acquired and liabilities assumed based on their estimated fair values as of November 30, 2021. Revenues and net earnings attributable to EBI for the year ended December 31, 2021 were immaterial to the Company’s total operating results for such period. The Company incurred approximately $1.9 million of transaction expenses related to the acquisition of EBI.

The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. The following table summarizes the consideration paid and the amounts recognized for the assets acquired and liabilities assumed:

(in thousands)
Consideration
Cash	$—
Other current assets
Accounts receivable	8,861
Prepaid expenses	394
Property and equipment	1,290
Intangible assets	59,161
Total assets acquired	$69,706
Accounts payable and accrued expenses	5,614
Other current liabilities	1,182
Deferred tax liability	16,566
Other liabilities	298
Total liabilities assumed	$23,660
Total identifiable net assets	46,046
Goodwill	21,721
Total consideration	$67,767

Goodwill recognized is primarily attributable to assembled workforce and expected synergies and is not tax deductible in future years. Intangible assets acquired consist largely of customer lists in the amount of $56.0 million to be amortized over 15 years. The remaining intangible assets include trade names and a non-compete agreement, which will be amortized over two years and five years, respectively.

The following unaudited pro forma results for the years ended December 31, 2020 and 2021 show the effect on the Company’s revenues as if the acquisition of EBI had occurred on January 1, 2020. The pro forma results presented are the result of combining the revenues of the Company with the revenues of EBI. Pro forma net operating results are not presented as they were determined to not be material to the total net operating results of the Company. The Company did not have any material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue.

	For the Years Ended
	December 31,
(in thousands)	2020	2021
Revenues	$485,342	$679,542

    The pro forma information above is presented for illustrative purposes only and may not be indicative of the future results or results of operations that would have actually occurred had the acquisition of EBI occurred as presented. Further, the above pro forma amounts do not consider any potential synergies that may result from the transaction. In addition, future results may vary significantly from the results reflected in such pro forma information.

5.Property and Equipment, net

(in thousands)	December 31, 2020	December 31, 2021
Furniture and fixtures	$3,925	$3,636
Computers and equipment	34,895	37,767
Leasehold improvements	10,928	7,347
	49,748	48,750
Less: Accumulated depreciation	(35,618)	(37,626)
Total property and equipment, net	$14,130	$11,124
During the years ended December 31, 2019, 2020 and 2021, depreciation expense on property and equipment was $8.6 million, $7.1 million and $4.5 million, respectively. Write down of abandoned property and equipment no longer in use was $0.3 million, $1.1 million and $2.9 million for the years ended December 31, 2019, 2020 and 2021, respectively.

6.Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2021 were as follows:

(in thousands)
Goodwill at December 31, 2019	$830,252
Foreign currency translation adjustment	1,548
Goodwill at December 31, 2020	831,800
Foreign currency translation adjustment	(985)
Acquisition of EBI	21,721
Goodwill at December 31, 2021	$852,536
Goodwill at December 31, 2020 and 2021 includes approximately $13.5 million and $11.5 million, respectively, that will be tax deductible in future years. As of December 31, 2019, 2020 and 2021, there has been no impairment of the recognized goodwill.
Intangible Assets
Intangible assets, net consisted of the following as of December 31, 2020 and 2021:

		December 31, 2020			December 31, 2021
(dollars in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer lists	7 - 17 years	$451,853	$(269,989)	$181,864	$507,087	$(304,855)	$202,232
Trademarks	4 - 16 years	75,562	(26,855)	48,707	77,434	(31,685)	45,749
Non-compete agreement	1 - 4 years	2,442	(2,442)	—	3,191	(2,462)	729
Technology	3 - 7 years	215,686	(155,309)	60,377	231,165	(191,320)	39,845
Domain names	3 - 15 years	10,118	(3,333)	6,785	10,118	(4,009)	6,109
Favorable leases	4 - 14 years	4,940	(2,129)	2,811	4,940	(2,458)	2,482
		$760,601	$(460,057)	$300,544	$833,935	$(536,789)	$297,146
Included within technology is $34.9 million and $30.7 million of internal-use software, net of accumulated amortization, as of December 31, 2020 and 2021, respectively. As of December 31, 2021, $7.3 million of technology assets have not yet been put in service.

The Company capitalized costs to develop internal-use software included in technology of $14.2 million in 2020 (consisting of internal costs of $10.8 million and external costs of $3.4 million) and of $15.9 million in 2021 (consisting of internal costs of $12.5 million and external costs of $3.4 million).
During the years ended December 31, 2019, 2020 and 2021, the Company recorded a write-down related to the impairment of capitalized software in the amount of $2.5 million, $0.7 million and $0.3 million, respectively.
Amortization expense was $85.2 million, $84.1 million and $77.5 million, for the years ended December 31, 2019, 2020 and 2021, respectively. Except for the customer lists, which are amortized utilizing an accelerated method, all other intangible assets are amortized on a straight-line basis, which approximates the pattern in which economic benefits are consumed. Estimated amortization expense is as follows for each of the next five years:

(in thousands)
Year Ending December 31,
2022	$67,669
2023	48,476
2024	39,304
2025	30,735
2026	26,677
Thereafter	84,285
$297,146
7.Accrued Expenses
Accrued expenses as of December 31, 2020 and 2021 consisted of the following:

(in thousands)	December 31, 2020	December 31, 2021
Accrued compensation	$15,959	$28,851
Accrued cost of revenues	10,834	18,270
Accrued interest	11	4,144
Other accrued expenses	9,095	16,706
Total accrued expenses	$35,899	$67,971

8.Debt
The table below sets forth the Company’s long-term debt as presented in the consolidated balance sheets for the years ended December 31, 2020 and 2021:

(in thousands)	December 31, 2020	December 31, 2021
Current portion of long-term debt
First lien term loan	$13,147	$6,461
Long-term debt
First lien term loan, due June 19, 2024
(4.64% and 4.50% for the 12 months ended Dec 31, 2020 and
2021, respectively)	610,340	503,879
Unamortized discount and debt issuance costs on first lien term loan	(8,034)	(4,772)
Total long-term debt, net	$602,306	$499,107
First Lien Term Loan
The First Lien Credit Agreement, as amended (the “Credit Agreement”) provided for aggregate principal borrowings of $740.0 million, comprised of a $655.0 million term loan (the “First Lien Term Loan”) and an $85.0 million revolving credit facility (the “Revolving Credit Facility”). On August 11, 2021, the Company entered into the Sixth Amendment to the First Lien Credit Agreement (the “Sixth Amendment”). Pursuant to the Sixth Amendment, the aggregate amount of borrowings permitted by the Revolving Credit Facility automatically increased from $85.0 million to $140.0 million upon the consummation of the IPO and thus, the aggregate principal borrowings allowed under the Credit Agreement increased to $795.0 million.
Amounts outstanding under the First Lien Term Loan bear interest using either of the following two options which are chosen quarterly in advance at the election of the borrower: (1) an applicable rate of 2.5% plus the greater of (a) the prime rate or (b) the federal funds rate plus ½ of 1% or (c) the one-month London Interbank Offered Rate (“LIBOR”) plus 1%, or (d) a 2% floor; (2) an applicable rate of 3.5% plus one-month LIBOR which is subject to a 1% floor. The Company chooses the method of interest for a period of either one month, two months, three months or six months. Interest is payable on the last business day of the period selected except for the six-month period, where it is payable on the last day of the third and sixth month.
The First Lien Term Loan requires a $1.6 million repayment of principal on the last business day of each March, June, September and December. Per the Credit Agreement, the Company must make a mandatory principal prepayment to the extent the Company has excess cash flow, as defined by the agreement, in any completed fiscal year. For the year ended December 31, 2020, the mandatory principal prepayment was $6.7 million and was paid in April 2021. Per the terms of the First Lien Term Loan, there is no mandatory principal prepayment required for the year ended December 31, 2021. On November 1, 2021, the Company utilized proceeds from the IPO and cash on hand to repay $100.0 million of outstanding borrowings under the First Lien Term Loan. Additionally, in conjunction with principal repayment, the Company recognized the write-down of debt discount of $1.0 million. Other than the required quarterly repayments, all outstanding principal is due at maturity on June 19, 2024.
Outstanding borrowings under the Credit Agreement are collateralized by a first-priority security interest in substantially all of the equity interests of the Company.
Revolving Credit Facility
Pursuant to the Sixth Amendment, the aggregate amount of borrowings permitted by the Revolving Credit Facility automatically increased from $85.0 million to $140.0 million upon the consummation of the IPO on September 23, 2021.
Amounts outstanding under the Revolving Credit Facility bear interest at a tiered floating interest rate based on the net leverage ratio of the borrower. The rate may be chosen monthly in advance at the election of the borrower, as follows: (1) an applicable rate of 2.5% plus the greater of (a) the prime rate (b) the federal funds rate plus ½ of 1% (c) the one-month LIBOR plus 1% or (d) a 2% floor or (2) an applicable rate of 3.5% plus one-month LIBOR. In addition, there is a quarterly fee of 0.50% or 0.375% on the unused portion of the commitments based on the first lien net leverage ratio. Unused and therefore available borrowings under the Revolving Credit Facility, net of Letters of Credit (as defined below), were $84.0 million and $139.3 million as of December 31, 2020 and 2021, respectively. The Revolving Credit Facility matures on the earlier of August 11, 2026 and December 31, 2023 unless, on or prior to December 31, 2023, the First Lien Term Loan has been refinanced with a final maturity date that is no earlier than February 11, 2027 or amended, modified or waived, such that the final maturity date of the First Lien Term Loan is no earlier than February 11, 2027.
Letters of Credit
For the years ended December 31, 2020 and 2021, $1.0 million and $0.7 million, respectively, of stand-by letters of credit (“Letters of Credit”) were issued under the Revolving Credit Facility to support two office space leases. The Revolving Credit Facility has a sublimit for Letters of Credit equal to the lesser of $20.0 million or the aggregate amount of the revolving credit commitments under the Revolving Credit Facility. As of December 31, 2020 and 2021, the Revolving Credit Facility provided additional capacity for Letters of Credit of $19.0 million and $19.3 million, respectively.
The Company’s Credit Agreement contains financial covenants and covenants that, among other things, restrict the Company’s ability to: incur certain additional indebtedness; transfer money between its various subsidiaries; pay dividends on, repurchase or make distributions with respect to its subsidiaries’ capital stock or make other restricted payments; issue stock of subsidiaries; make certain investments, loans or advances; transfer and sell certain assets; create or permit liens on assets; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into certain transactions with its affiliates; and amend certain documents. The restricted net assets (as such term is used in Rule 4-08(e)(3) of Regulation S-X) of the subsidiaries of Sterling Check Corp. as parent company (the “Parent”) exceed 25% of the consolidated net assets of the Parent. The ability of the Parent’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ First Lien Term Loan Agreement. See Note 20, “Condensed Financial Information of Registrant (Parent Company Only)” for additional information. The financial covenants also require that the Company remains within a specified leverage ratio of 6.75:1.00 once it draws down on 35% or more of the Revolving Credit Facility. The Company was in compliance with all financial covenants under the Credit Agreement as of December 31, 2021.
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
The estimated fair value of the Company’s First Lien Term Loan was $609.5 million and $508.4 million as of December 31, 2020 and December 31, 2021, respectively. These fair values were determined based on quoted prices in markets with similar instruments that are less active (Level 2 inputs as defined below) as an observable price of the First Lien Term Loan or similar liabilities is not readily available.
Future principal payments by year of the Company’s long-term debt as of December 31, 2021 are as follows:

(in thousands)

2022	$6,461
2023	6,461
2024	497,418
$510,340
9.Fair Value of Financial Instruments
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
The Company considers the recorded value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses to approximate the fair value of the respective assets and liabilities as of December 31, 2020 and 2021 based upon the short-term nature of such assets and liabilities (Level 1). See Note 8, “Debt” for discussion of the fair value of the Company’s debt.
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
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of December 31, 2020:

(in thousands)	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts	—	$648	—

Liabilities
Interest rate swaps	—	$11,524	—
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of December 31, 2021:

(in thousands)	Level 1	Level 2	Level 3
Assets
Foreign exchange contracts	—	$—	—

Liabilities
Interest rate swaps	—	$4,102	—
During the years ended December 31, 2020 and 2021, the Company did not re-measure any financial assets or liabilities at fair value on a nonrecurring basis.

10.Derivative Instruments and Hedging Activities
Cash Flow Hedges of Foreign Exchange Risk
The Company is exposed to fluctuations in various foreign currencies against its functional currency, the USD. Specifically, the Company is exposed to, and has historically hedged and plans to do so in the future, third-party expenses denominated in Indian Rupees (“INR”). These transactions expose the Company to exchange rate fluctuations between USD and INR and the Company has used foreign currency forward agreements to manage its exposure to fluctuations in the USD-INR exchange rate. This involves fixing the USD-INR exchange rate for delivery of a specified amount of INR on a specified date. The currency forward agreements are cash settled in USD for their fair value at or close to their settlement date.
For derivatives designated and that qualify as cash flow hedges of foreign exchange risk for accounting purposes, the gain or loss on the derivative is recorded in Accumulated other comprehensive income (“OCI”). The earnings recognition of excluded components is presented in the same income statement line item as the earnings effect of the hedged transaction. All contracts have maturities of less than 12 months.
As of December 31, 2020, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Product	Number of Instruments	Notional Sold	Notional Purchased
		16.8 million USD
Currency forward agreements	12	June 30, 2021	1.3 billion INR

As of December 31, 2021, the Company did not have any outstanding foreign currency derivatives to hedge its foreign exchange risks.

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
Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.
As of December 31, 2020, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

Product	Number of Instruments	Effective Date	Maturity Date	Notional

Interest Rate Swap	1	March 31, 2020	June 30, 2021	$311.7 million USD
Interest Rate Swap	1	June 30, 2021	June 30, 2022	$308.5 million USD

As of December 31, 2021, the Company had the following outstanding derivative that was not designated as a hedge in qualifying hedging relationships:

Product	Number of Instruments	Effective Date	Maturity Date	Notional

Interest Rate Swap	1	June 30, 2021	June 30, 2022	$306.9 million USD
All financial derivative instruments are carried at their fair value on the balance sheet. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2020 and 2021.

	Asset Derivatives
(in thousands)	As of December 31, 2020		As of December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$648	Other current assets	$—
Total foreign exchange contracts		$648		$—

	Liability Derivatives
(in thousands)	As of December 31, 2020		As of December 31, 2021
Derivatives not designated as hedging instruments:
Interest rate swaps	Other current liabilities	$7,302	Other current liabilities	$4,102
Interest rate swaps	Other liabilities	4,222	Other liabilities	—
Total interest rate swaps		$11,524		$4,102
The tables below present the effect of cash flow hedge accounting on Accumulated OCI for the years ended December 31, 2019, 2020 and 2021.

	Year Ended December 31,				Year Ended December 31,
(in thousands)	2019	2020	2021		2019	2020	2021

Derivatives in Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Included Component)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Included Component)

				Cost of revenues	$—	$29	$146
Foreign exchange contracts	$9	$520	$(177)	Selling general and administrative	—	51	102
Total	$9	$520	$(177)		$—	$80	$248

	Year Ended December 31,				Year Ended December 31,
(in thousands)	2019	2020	2021		2019	2020	2021

Derivatives in Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Excluded Component)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Excluded Component)
				Cost of revenues	$—	$120	$128
Foreign exchange contracts	$—	$532	$332	Selling general and administrative	—	214	144
Total	$—	$532	$332		$—	$334	$272

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2019, 2020 and 2021.

	Year Ended
	December 31, 2019		December 31, 2020		December 31, 2021
	Selling General, and Administrative	Cost of Revenues	Selling General, and Administrative	Cost of Revenues	Selling General, and Administrative	Cost of Revenues
(in thousands)
Total amounts of income and expense line items in which the effects of fair value or cash flow hedges are recorded	$147,198	$221,347	$122,554	$217,310	$198,700	$313,155
Gain or (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$—	$—	$51	$29	$102	$146
Amount excluded from effectiveness testing recognized in earnings	—	—	214	120	144	128
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2019, 2020 and 2021.

		Year Ended
(in thousands)		December 31, 2019	December 31, 2020	December 31, 2021
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate swaps	Loss on interest rate swaps	$(7,324)	$(9,451)	$(31)
Foreign exchange contracts	Selling, general and administrative	—	28	24
Foreign exchange contracts	Cost of revenues	—	15	34
Total		$(7,324)	$(9,408)	$27

11. Income Taxes

The components of U.S. and International (loss) before income taxes is as follows:

(in thousands)	2019	2020	2021
United States	$(76,170)	$(79,179)	$(55,912)
International	$17,685	$15,324	$26,924
Total loss before income taxes	$(58,485)	$(63,855)	$(28,988)

The income tax provision (benefit) for income taxes consists of the following:

(in thousands)	2019	2020	2021
Current income tax provision:
US Federal	$—	$—	$—
US State	559	122	1,547
International	6,746	5,380	9,808
Total current income tax provision	7,305	5,502	11,355

Deferred income tax provision (benefit):
US Federal	(12,908)	(13,009)	(15,597)
US State	(5,597)	(4,244)	(2,451)
International	(603)	189	(3,768)
Total deferred income tax benefit	(19,108)	(17,064)	(21,816)
Total income tax benefit	$(11,803)	$(11,562)	$(10,461)

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate for continuing operations is as follows:

(dollars in thousands)	2019	2020	2021
Loss before income taxes
US Federal and State	$(76,170)	$(79,179)	$(55,912)
International	17,685	15,324	26,924

Total loss before income taxes	$(58,485)	$(63,855)	$(28,988)
US Federal statutory rate	21%	21%	21%

Income taxes computed at US Federal statutory rate	$(12,282)	$(13,409)	(6,088)
Tax impact of foreign operations	5,708	3,192	(1,348)
Tax credits	(1,400)	(1,400)	(840)
Non-deductible transaction related costs	—	—	851
Non-deductible compensation	—	—	3,136
State taxes, net of Federal effect	(2,236)	(2,942)	(949)
U.S. Return to provision and deferred tax adjustments	(1,354)	2,128	(4,243)
Uncertain tax positions	1,620	521	(1,439)
Change in valuation allowance	(2,455)	—	234
Other permanent differences	596	348	225

Total Income tax benefit	$(11,803)	$(11,562)	$(10,461)

Effective income tax rate	20.2%	18.1%	36.1%

The Tax Cuts and Jobs Act (“TCJA”) requires complex computations to be performed that were not previously required by U.S. tax law, significant judgments to be made in interpretation of the provisions of the TCJA, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the TCJA will be applied or otherwise administered. The Company continues to make adjustments to amounts that it has previously recorded that materially impact its provision for income taxes in the period in which the adjustments are made as the final guidance is issued.

The Company reevaluated its permanent reinvestment assertion and determined that undistributed foreign earnings were no longer considered to be permanently reinvested, effective December 31, 2018. As of December 31, 2021, $30.1 million of earnings from certain subsidiaries are not considered to be permanently reinvested and therefore, related deferred U.S. and international income and withholding taxes were provided.
Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of deferred tax assets and deferred tax liabilities consisted of the following:

(in thousands)	2020	2021
Deferred tax assets
Loss carryforwards	$29,547	$25,235
Tax credits	5,742	5,802
Accounts receivable, accrued expenses and reserves	4,833	8,408
Interest expense	2,717	8,858
Stock-based compensation	965	5,396
Hedges, swaps and other unrealized losses	4,314	2,123
Other	—	121
Total deferred tax assets, gross	$48,118	$55,943
Valuation allowance	(2,484)	(2,718)
Total deferred tax assets, net	$45,634	$53,225
Deferred tax liabilities
Intangibles	$(63,289)	$(67,133)
Property and equipment	(7,779)	(4,695)
Prepaid expenses	(1,658)	(2,857)
Capitalized commissions	(1,001)	(1,177)
Outside basis difference in subsidiaries	(746)	(1,159)
Other	(561)	(18)
Total deferred liabilities	(75,034)	(77,039)
Total deferred tax liabilities, net	$(29,400)	$(23,814)

Activity in the Company’s valuation allowance accounts consists of the following for the years ended December 31, 2019, 2020 and 2021:

(in thousands)	2019	2020	2021
Beginning balance	$(4,932)	$(2,477)	$(2,484)
Additions of deferred income tax expense	—	(7)	(234)
Reductions of deferred income tax expense	2,455	—	—
Ending balance	$(2,477)	$(2,484)	$(2,718)

The Company regularly evaluates the ability to realize the benefit of its net deferred tax assets. The Company weighs positive and negative evidence concerning the realizability of the Company’s deferred tax assets in each jurisdiction. In assessing the need for a valuation allowance, the Company considers the weight attributable to both positive and negative evidence that can be objectively verified. On the basis of this limitation the Company maintains a valuation allowance of $2.7 million at December 31, 2021. The valuation allowance is primarily attributable to Internal Revenue Code Section 382 limitations related to certain acquired net operating losses. The Company considered the existence of a cumulative loss as of December 31, 2021 as a significant piece of negative evidence that requires equal or greater pieces of positive evidence. The Company considered the reversal of existing temporary differences, primarily related to the reversal of book amortization of existing definite lived intangible assets to fully offset the net operating losses, interest expense carryovers, and R&D credit carry forward without limitation.

The Company has $80.7 million of US federal net operating loss carryforwards (“NOLs”), $73.1 million that expire between 2026 and 2036 and $7.6 million that do not expire. The Company has a $5.4 million deferred tax asset for U.S. state net operating loss carryforwards that have various expiration periods from 2022 to 2040 in addition to net operating loss carryforwards that do not expire. The Company has $2.8 million of deferred tax asset for foreign net operating loss carryforwards that do not expire.

A portion of the U.S. (federal and state) operating loss carryforwards and credits are subject to Internal Revenue Code Section 382 or similar provisions. The gross NOLs for tax return purposes are different from financial statement NOLs as the Company’s intention is to settle additional income taxes from tax contingencies with the net operating loss carryforwards. The other tax credit carryforwards expire between 2028 and 2040.

Unrecognized tax benefits are reconciled as follows:

(in thousands)
	2020	2021
Gross unrecognized tax benefits as of January 1	$3,672	$4,022
Decreases—prior year tax positions	—	(1,830)
Increases—current year tax positions	350	485
Gross unrecognized tax benefits as of December 31	$4,022	$2,677

The balances of unrecognized tax benefits as of December 31, 2020 and 2021 are $4.0 million and $2.7 million, respectively, of which $4.0 million and $2.7 million represent the amounts that, if recognized, impact the effective income tax rate in future periods.

The Company accrued $0.3 million and $0.1 million for interest and penalties as of December 31, 2020 and 2021, respectively.

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions including Australia, Canada, India, Philippines and the United Kingdom, and is not currently under examination by the taxing authorities. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite the belief that the Company’s tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of December 31, 2021 will increase by approximately $0.3 million in the next twelve months. These unrecognized tax benefits relate to research and development credits.

12. Commitments and Contingencies

Lease Agreements
The Company has leases for certain office space and equipment that expire through 2029. Such leases do not contain any contingent rental payments, impose any financial restrictions, or include any residual value guarantees. The Company determines if an agreement is or contains a lease at inception. The Company recognizes the related rental expense on a straight-line basis over the life of the lease, after assessing likelihood of renewals, and records the difference between the amounts charged to income and amounts paid as accrued rent.
Rent expense was approximately $6.9 million, $6.9 million and $4.0 million for the years ended December 31, 2019, 2020 and 2021, respectively.
Future minimum rental payments for non-cancelable leases as of December 31, 2021 are as follows:

(in thousands)	Operating	Capital
	Leases	Leases	Total
2022	$4,326	$18	$4,344
2023	3,951	15	3,966
2024	3,385	10	3,395
2025	3,439	—	3,439
2026	3,492	—	3,492
Thereafter	4,692	—	4,692
	$23,285	$43	$23,328
NCC Acquisition

In conjunction with the 2018 acquisition of National Crime Check Pty Ltd. (“NCC”), the purchase agreement contained an earn-out provision whereby if NCC exceeded defined revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets for the fiscal years 2019 through 2021, the Company would pay the former stockholder of NCC an aggregate amount not to exceed approximately $9.1 million over three installments after the completion of each respective period. For fiscal year 2021, $1.0 million was earned and was paid to the former stockholder in September 2021. No further earn-out amounts are payable under the purchase agreement.

Former Executive Compensation Payment

Pursuant to an agreement between a stockholder, founder and former chief executive officer of the Company, together with trusts for the benefit of his children, (the “Trusts”), and another stockholder and former executive of the Company, proceeds from the sale of certain shares in the IPO by the Trusts were paid to such former executive in full settlement of obligations between them in accordance with a prior agreement entered into in 2015 in connection with the acquisition of the Company by Goldman Sachs and CDPQ. This resulted in a one-time $15.6 million deemed non-cash compensation expense to the Company, which was recognized within Selling, general and administrative in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2021. The withholding and payroll taxes paid by the Company that were associated with this payment between the stockholders were funded entirely by the Trusts and there was no cash impact to the Company from this arrangement. The cash paid out to the former executive was recorded within cash flows from operating activities with the equal amount received from the stockholder recorded within cash flows from financing, within the consolidated statements of cash flows for the year ended December 31, 2021.

13. Equity
On September 10, 2021, the Company’s Board of Directors authorized a stock split and the Company filed an amendment to the Amended and Restated Certificate of Incorporation, to effectuate a 1,198-for-1 split of its outstanding common stock. The stock split was effectuated such that (i) each outstanding share of common stock was increased to 1,198 shares; (ii) the number of shares of common stock into which then-outstanding options to purchase common stock is exercisable was proportionately increased; and (iii) the exercise price of each then-outstanding option to purchase common stock was proportionately reduced. No fractional share amounts resulted from the split. The accompanying consolidated financial statements give retroactive effect as though the 1,198-for-1 stock split of the Company’s common stock occurred for all periods presented. Under the Amended and Restated Certificate of Incorporation, a total of 1,100,000,000 shares of all classes of stock are authorized, divided as follows:
(i)1,000,000,000 shares of common stock, par value $0.01 per share; and
(ii)100,000,000 shares of undesignated preferred stock, par value $0.01 per share (“preferred stock”).
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

14. Stock-Based Compensation

Stock-based compensation expense is recognized in cost of revenues, corporate, technology and production systems, and selling, general, and administrative expense in the accompanying consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
(in thousands)	2019	2020	2021
Stock-based compensation expense
Cost of revenues	$—	$—	$1,512
Corporate technology and production systems	$—	$—	$2,054
Selling, general and administrative	$1,503	$3,465	$29,014
Total stock-based compensation expense	$1,503	$3,465	$32,580

Prior to the IPO, all share-based awards were issued to employees under the Company’s 2015 Long-Term Equity Incentive Plan (the “2015 Plan”). Upon the adoption of the Sterling Check Corp. 2021 Omnibus Incentive Plan (the “2021 Equity Plan”) on August 4, 2021 and as of September 22, 2021, all share-based awards are now issued under the 2021 Equity Plan.

As of December 31, 2021, the Company had approximately $76.4 million of unrecognized pre-tax non-cash share-based compensation expense, comprised of approximately $37.3 million related to non-qualified stock options (“NQSOs”), $38.2 million related to restricted stock, and approximately $0.9 million related to restricted stock units (“RSUs”), all of which the Company expects to recognize over a weighted average period of 3.7 years.

2015 Long-Term Equity Incentive Plan

The Company’s 2015 Plan made available for grant 7,068,200 shares of common stock in the form of non-qualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance shares and performance units (collectively, service-based awards) to non-employee directors, officers, employees, advisors and consultants selected by the Company’s Compensation Committee of the Board of Directors for participation in the 2015 Plan. The 2015 Plan, as amended, also made available 3,215,432 performance-based stock options (“PSOs”) to senior executives and directors of the Company, which would only vest upon a change in control or public offering. The 2015 Plan provided for accelerated vesting of outstanding service-based vesting stock options (“SVOs”) in the event of a change in control and provided for accelerated vesting of PSOs in the event of a change in control or an initial public offering and included non-discretionary anti-dilution provisions in the event of an equity restructuring.

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

The weighted average grant date fair values of SVOs granted during the years ended December 31, 2019, 2020 and 2021 were $2.42, $0.75 and $2.32, respectively. The weighted average grant date fair values of PSOs granted during the years ended December 31, 2019 and 2020 were $2.39 and $0.44, respectively. There were no PSOs granted during the year ended December 31, 2021.

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

The following table represents the weighted-average assumptions used to determine compensation costs and grant-date fair values for SVOs and PSOs granted during the years ended December 31, 2019, 2020 and 2021:

	Year Ended December 31,
	2019	2020	2021
Expected volatility	19.95%	25.26%	25.90%
Risk-free interest rate	1.96%	0.49%	0.60%
Dividend rate	0.00%	0.00%	0.00%
Expected term, in years	5.00	5.00	5.00

The table below provides a summary of SVO and PSO activity under the 2015 Plan for the years ended December 31, 2020 and 2021 (in thousands, except shares and per share amounts):

	Outstanding SVOs				Outstanding PSOs
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balances as of December 31, 2020	6,289,500	$9.60	7.58	$843	3,120,790	$10.05	8.05	$—
Granted	316,272	9.68			—	—
Forfeited / Cancelled	(148,804)	9.63			(23,960)	9.68
Exercised	(5,990)	9.39		141	—	—
Balances as of December 31, 2021	6,450,978	$9.58	6.70	$70,510	3,096,830	$10.05	7.04	$32,394

The following table summarizes exercisable SVOs (in thousands, except shares and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Exercisable as of December 31, 2021	6,450,978	$9.58	6.70	$70,510

The following table summarizes exercisable PSOs (in thousands, except shares and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Exercisable as of December 31, 2021	3,096,830	$10.05	7.04	$32,394

The total intrinsic value of SVOs exercised during the years ended December 31, 2019, 2020 and 2021 was $0.8 million, $0.4 million and $0.1 million, respectively.

As of December 31, 2021, there was no unrecognized compensation cost related to SVOs and PSOs as all unrecognized compensation expense totaling $14.9 million was recognized upon the accelerated vesting of options upon completion of the IPO.

Promissory Notes

In December 2020, the Company issued 370,182 shares of common stock to employees at $9.68 per share. Consideration was made in the form of promissory notes between the employee and the Company. The promissory notes accrued interest at the mid-term applicable federal rate for November 2020 (0.39% per annum) and were partially secured by the underlying shares of common stock. The promissory notes were partial-recourse, but treated as non-recourse for accounting purposes and, as such, (i) each of these purchases of common stock with a promissory note was accounted for as if it were a stock option grant and (ii) no receivable for amounts due under the promissory notes was recorded on the Company’s consolidated balance sheets. As the shares were considered fully vested, unexercised stock options, the full amount of stock compensation expense was recognized on the grant date in the amount of $0.8 million in 2020. As the employees have the right to require the Company to purchase all of the shares at fair market value under certain events, these instruments were classified as a liability and recorded in Other liabilities on the consolidated balance sheets as of December 31, 2020. The fair value of the fully vested stock options was marked to market each reporting period.

The promissory notes were forgivable upon (i) a change in control or (ii) the first public filing of a registration statement with the SEC in connection with an initial public offering. On August 4, 2021, the Company approved the forgiveness and cancellation of the outstanding indebtedness of each promissory note holder prior to the IPO. Loan Forgiveness Agreements were executed and concurrently, the Company agreed to accelerate payment of a portion of each holder’s target bonus opportunity for calendar year 2021 to assist the holder in satisfying the withholding tax obligations with respect to the forgiveness of the promissory notes upon consummation of the IPO. On August 16, 2021, pursuant to the terms of the promissory notes, the principal amount on each loan, together with all accrued and unpaid interest, were forgiven. On August 17, 2021, the forgiveness of the promissory notes by the Company was treated as an option modification, resulting in the recognition of stock compensation expense of $7.7 million which reflected the incremental fair value of the award on the date of forgiveness. As of September 30, 2021, the issuance of common stock pursuant to the forgiveness of the promissory notes became classified as Stockholders’ Equity on the consolidated balance sheets.

2021 Omnibus Incentive Plan

On August 4, 2021, the Company’s Board of Directors adopted, and on August 13, 2021 the Company’s stockholders approved the 2021 Equity Plan. Equity awards under the 2021 Equity Plan are intended to retain and motivate the Company’s officers and employees, consultants and non-employee directors and to promote the success of the Company’s business by providing such participating individuals with a proprietary interest in the performance of the Company. The 2021 Equity Plan will terminate on the tenth anniversary thereof, unless earlier terminated by the Board of Directors. Under the 2021 Equity Plan, the following types of awards can be granted to an eligible individual (as defined by the plan and to the extent permitted by applicable law): incentive stock options (“ISOs”) and NQSOs; stock appreciation rights (“SARs”); restricted stock; RSUs; performance awards; cash-based awards and other share-based awards. Subject to any adjustment as provided in the 2021 Equity Plan, up to 9,433,000 Shares may be issued pursuant to awards granted under the 2021 Equity Plan (the “Share Limit”); provided, that, the Share Limit shall be automatically increased on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030 in an amount equal to the lesser of (x) 5% of the total number of shares outstanding on the last day of the immediately preceding calendar year, and (y) such number of shares as determined by the Board of Directors, and no more than 9,433,000 shares may be issued upon the exercise of ISOs. As of December 31, 2021, 3,688,821 shares were available for issuance under the 2021 Equity Plan.

On September 22, 2021, the Company made one-time grants to all employees under the 2021 Equity Plan (the “IPO Bonus Grants”). Certain members of its senior management team received IPO Bonus Grants consisting of both a non-qualified stock option grant (the “IPO Bonus Options”) and a restricted stock grant (the “IPO Bonus Stock Awards”). Non-employee directors received a NQSO grant and all other employees were granted a restricted stock grant or a restricted stock unit (the “IPO Bonus Stock Unit Awards”).

Stock Options

In connection with the IPO, the Company granted to executives 3,627,441 shares of common stock to be issuable upon the exercise of options at an exercise price equal to $23.00 per share. These IPO Bonus Options (other than grants to non-employee directors) vest 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date, subject to the executive’s continued employment with the Company through the applicable vesting date. The grant agreements for certain executives allow for accelerated vesting of options upon a qualifying termination. Each of the IPO Bonus Options granted to non-employee directors will vest in three substantially equal annual installments on the first three anniversaries of the grant date, subject to the non-employee director’s continued service with the Company through the applicable vesting date.

Options issued under the 2021 Equity Plan vest 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date, subject to continued employment with the Company through the applicable vesting date. Options issued under the 2021 Equity Plan generally expire ten years after the grant date.

The fair value for Options granted under the 2021 Equity Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected volatility	44.54%
Risk-free interest rate	1.07%
Dividend rate	0.00%
Expected term, in years	6.38

The table below provides a summary of stock option activity under the 2021 Equity Plan for the year ended December 31, 2021.

		Weighted	Weighted Average	Aggregate	Weighted Average
	Number of	Average	Contractual Term	Intrinsic	Fair Value
	Shares	Exercise Price	(in years)	Value	(per share)
(in thousands, except share and per share amounts)
Outstanding at 12/31/2020	—	$—	0.00	$—	$—
Granted	3,999,054	23.00	0.00	—	10.25
Forfeited / Cancelled	(80,600)	23.00	0.00	—	—
Exercised / Released	—	—	0.00	—	—
Outstanding at 12/31/2021	3,918,454	$23.00	9.65	$—	$—

Exercisable at 12/31/2021	36,635	$23.00	0.08	$—	$—

Restricted Stock

In connection with the IPO, the Company granted to employees 1,824,597 restricted shares with a grant date fair value of $23.00 per share. These IPO Bonus Stock Awards will vest 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date, subject to the employee’s continued employment with the Company through the applicable vesting date. The grant agreements for certain executives allow for accelerated vesting of restricted stock upon a qualifying termination.

Restricted stock issued under the 2021 Equity Plan vests 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date, subject to the continued employment with the Company through the applicable vesting date. Holders of restricted stock are entitled to all rights of a common stockholder of the Company and are subject to restrictions on transfer.

The table below provides a summary of restricted stock activity under the 2021 Equity Plan for the year ended December 31, 2021.

		Weighted Average
	Number of	Fair Value
	Shares	(per share)
Unvested at 12/31/2020	—	$—
Granted	1,887,783	23.01
Forfeited / Cancelled	(103,991)	23.00
Vested	(4,076)	23.00
Unvested at 12/31/2021	1,779,716	$23.01

Restricted Stock Units

In connection with the IPO, the Company granted to employees 44,211 RSUs with a grant date fair value of $23.00 per share. These IPO Bonus Stock Unit Awards will vest 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date, subject to the employee’s continued employment with the Company through the applicable vesting date. Upon vesting, employees will receive shares of common stock in settlement of the units.

The table below provides a summary of restricted stock unit activity under the 2021 Equity Plan for the year ended December 31, 2021.

		Weighted Average
	Number of	Fair Value
	Shares	(per share)
Unvested at 12/31/2020	—	$—
Granted	44,211	23.00
Forfeited / Cancelled	(2,278)	23.00
Vested	—	—
Unvested at 12/31/2021	41,933	$23.00

Employee Stock Purchase Plan

In connection with the IPO, on August 4, 2021, the Board of Directors adopted, and on August 13, 2021 the stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to voluntarily make after-tax contributions of up to 15% of such employee’s cash compensation for the purchase of the Company’s stock. It is expected that consecutive offering periods of six months in duration will be established during which such contributions will be accumulated and applied to purchase shares at the end of the offering period. It is expected that the purchase price will not be less than 85% of the lesser of the closing price of the shares on the first day of the offering period or the last day of the offering period. There were no stock employee purchase offerings during the year ended December 31, 2021 and, accordingly, no eligible employees were enrolled in the ESPP during the year ended December 31, 2021.

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

15. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods indicated:

(in thousands, except per share amounts)	Year Ended December 31,
	2019	2020	2021
Numerator:
Net loss attributable to stockholders	$(46,682)	$(52,293)	$(18,527)
Undistributed losses allocated to stockholders	$(46,682)	$(52,293)	$(18,527)

Denominator:
Weighted average number of shares outstanding, basic	88,154,830	88,345,312	90,218,386
Weighted average additional shares assuming conversion of potential shares of common stock	—	—	—
Weighted average shares of common stock outstanding - diluted	88,154,830	88,345,312	90,218,386

Net loss per share attributable to stockholders, basic	$(0.53)	$(0.59)	$(0.21)

Net loss per share attributable to stockholders, diluted	$(0.53)	$(0.59)	$(0.21)

Prior to the forgiveness of the promissory notes in August 2021, the Company’s participating securities included shares of common stock issued in exchange for promissory notes that were being treated as fully vested outstanding stock options and were excluded from the denominator of basic earnings per share. These awards contained the same rights to distributions declared on the Company’s common stock but did not have a contractual obligation to share in losses, and as a result, in the periods where the Company was in a net loss position, net losses were not allocated to these participating securities. For the year ended December 31, 2021, the forgiven promissory notes are reflected as an issuance of common stock and are included in the denominator of basic earnings per share.

The following potentially dilutive outstanding securities were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the years ended December 31, 2019, 2020 and 2021, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	2019	2020	2021
Stock options	8,411,158	9,410,290	13,466,262
Common stock issued in exchange for promissory notes	—	370,812	—
Restricted Stock Awards	—	—	1,779,716
Restricted Stock Units	—	—	41,933

16. Defined Contribution Plans

The Company has a matching 401(k) plan covering substantially all its U.S. based employees. The Company matched 50% of the first 6% of each employee’s contribution for the years ended December 31, 2019, 2020 and 2021. Employees are eligible to enroll after six months of employment and are 100% vested upon enrollment. Employer contributions totaled $1.9 million for the year ended December 31, 2019 and $1.8 million for each of the years ended December 31, 2020 and 2021. In addition, the Company maintains an overseas defined contribution plan and paid $0.5 million, $0.3 million and $0.4 million to fund defined contribution plans related to overseas service centers for the years ended December 31, 2019, 2020 and 2021, respectively.

17. Related Party Transactions

Pursuant to the Termination Agreement, dated September 22, 2021 (the “Termination Agreement”), with respect to the Fourth Amended and Restated Management Service Agreement, the Company agreed to pay all outstanding amounts owed to Goldman Sachs and a stockholder (the “Stockholder”) under the Fourth Amended and Restated Management Service Agreement dated December 3, 2019 (the “MSA”) upon the closing of the IPO. During September 2021, payments in the amount of $3.2 million and $4.5 million were made to Goldman Sachs and the Stockholder, respectively, to settle amounts outstanding per the agreements through conclusion of the MSA on June 18, 2025. As of December 31, 2020, there was a balance of $0.3 million in Prepaid expenses on the consolidated balance sheets related to the management fee to Goldman Sachs and the Stockholder. No such balance existed as of December 31, 2021 as the payments were made upon the completion of the IPO.

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

The Company had sales to Goldman Sachs and affiliates in the amount of $0.3 million, $2.1 million and $5.5 million for the years ended December 31, 2019, 2020 and 2021, respectively. Outstanding accounts receivable from Goldman Sachs as of December 31, 2020 and 2021 were $1.4 million and $0.5 million, respectively.

The Company had sales to an affiliate of the Stockholder in the amount of less than $0.1 million, $0.2 million and $0.4 million for the years ended December 31, 2019, 2020 and 2021, respectively. Outstanding accounts receivable from an affiliate of the Stockholder as of December 31, 2020 and 2021 were less than $0.1 million for both periods.

18. Litigation

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

As of December 31, 2020, the Company recorded an Insurance receivable and offsetting Legal settlement obligation on the consolidated balance sheets in the amount of $0.8 million related to an outstanding claim whereby the Company’s insurers agreed to pay $0.8 million of the settlement costs. The settlement was paid in January 2021, with the $0.8 million paid directly by the Company’s insurers.

Litigation expenses are accrued when it is probable that they will be incurred and the amounts are estimable. As of December 31, 2020 and 2021, the Company maintained an accrual for legal matters of approximately $0.5 million and $1.0 million, respectively.

19. Revenue

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

Disaggregation of Revenues

The following tables set forth total revenue by type of service for the years ended December 31, 2019, 2020 and 2021:

	Year Ended December 31,
(in thousands)	2019	2020	2021
Screening services	$488,925	$447,870	$636,123
Other services	8,191	6,183	5,761
Total revenue	$497,116	$454,053	$641,884

The following table sets forth total revenue by geographic area based on the billing address of its customers for the years ended December 31, 2019, 2020 and 2021:

	Year Ended December 31,
(in thousands)	2019	2020	2021
United States	$424,773	$377,351	$522,672
All other countries	72,343	76,702	119,212
Total revenue	$497,116	$454,053	$641,884

Other than the U.S., no single country accounted for more than 10% of the Company’s total revenues during the years ended December 31, 2019, 2020 and 2021. Substantially all of the Company’s long-lived assets were located in the U.S. as of December 31, 2020 and 2021.

Contract Assets and Liabilities

Incremental costs of obtaining a contract with a customer are recognized as an asset if the benefit of such costs is expected to be longer than one year, with a majority of contracts being multi-year. Incremental costs include commissions to the sales force and are amortized over three years, as management estimates that this corresponds to the period over which a customer benefits from the contract. As of December 31, 2020 and 2021, $3.3 million and $2.6 million, respectively, of deferred commissions are included in Other current assets on the consolidated balance sheets and approximately $2.1 million and $2.5 million, respectively, of deferred commissions are included in Other non-current assets, net on the consolidated balance sheets.

The Company did not have any material contract liabilities as of December 31, 2020 and 2021.

Concentrations

For the years ended December 31, 2020 and 2021, no single customer accounted for more than 10% of the Company’s revenue. No single customer had an accounts receivable balance greater than 10% of total accounts receivable as of December 31, 2020 and 2021.

20. Condensed Financial Information of Registrant (Parent Company Only)

Sterling Check Corp. (Parent Company Only)
Condensed Balance Sheets

(in thousands, except share amounts)	December 31, 2020	December 31, 2021
ASSETS
Cash and cash equivalents	$8	$8
Investment in subsidiaries of Parent	583,176	709,616
Total assets	$583,184	$709,624
LIABILITIES AND STOCKHOLDERS’ EQUITY
Commitments and contingencies (See note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock ($0.01 par value; 100,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 239,600,000 shares authorized and 88,554,962 shares issued and outstanding as of December 31, 2020; and 1,000,000,000 shares authorized and 95,854,795 shares issued and 95,746,975 shares outstanding as of December 31, 2021, respectively)	1	68
Additional paid-in capital	770,714	916,578
Common stock held in treasury (107,820 shares in 2019 and 2020)	(897)	(897)
Accumulated deficit	(187,691)	(206,218)
Accumulated other comprehensive (loss) income	1,057	93
Total stockholders’ equity	583,184	709,624
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$583,184	$709,624

Sterling Check Corp. (Parent Company Only)
Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)	December 31, 2019	December 31, 2020	December 31, 2021
Equity in net loss of subsidiaries	$(46,682)	$(52,293)	$(18,527)
NET LOSS	(46,682)	(52,293)	(18,527)
Subsidiaries’ other comprehensive income	806	2,421	(964)
COMPREHENSIVE LOSS	$(45,876)	$(49,872)	$(19,491)
Net loss per share attributable to stockholders
Basic	$(0.53)	$(0.59)	$(0.21)
Diluted	$(0.53)	$(0.59)	$(0.21)
Weighted average number of shares outstanding—basic and diluted
Basic	88,154,830	88,345,312	90,218,386
Diluted	88,154,830	88,345,312	90,218,386

The accompanying notes are an integral part of these consolidated financial statements.
A condensed statement of cash flows has not been presented as Sterling Check Corp. (the Parent) had no material operating, investing, or financing cash flow activities for the years ended December 31, 2019, 2020 and 2021.
Basis of Presentation
These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of the Parent (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of the Parent. The ability of the Parent’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ First Lien Term Loan Agreement, as described in Note 8, “Debt” to the audited consolidated financial statements.

These condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the company, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Based upon the evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.
However, after giving full consideration to the material weakness, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. generally accepted accounting principles, our management has concluded that our consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Material Weakness in Internal Control over Financial Reporting

As disclosed in our IPO Prospectus, dated August 27, 2021, during the course of preparing for the IPO, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
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
This material weakness resulted in immaterial adjustments to deferred income taxes, accrued expenses, income tax benefit, selling, general and administrative expense and goodwill as of December 31, 2019, 2020 and 2021 and for the years then ended. Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

Remediation of Material Weakness
We are designing and implementing measures designed to improve our internal control over financial reporting and to remediate this material weakness. In September 2021, we hired a Chief Tax Officer with over 25 years of tax leadership experience working for and with several of the largest public global Fortune 500 companies. As of the date of this Annual Report on Form 10-K, we have expanded our tax team to a total of four, by hiring two internal resources specializing in domestic and international tax. We plan to continue to search for additional tax personnel with the appropriate knowledge, training and experience to appropriately analyze, record and disclose tax accounting matters timely and accurately, and to design and maintain appropriate accounting policies, procedures and controls over income and other taxes, commensurate with our financial reporting requirements. Additionally, we are currently supplementing our resources through the use of a third-party tax advisor and intend to continue utilizing the third-party tax advisor until we have hired sufficient tax personnel. During the fourth quarter of 2021, we designed and implemented annual controls over income taxes to further improve the control environment, including automating the year-end global tax provision through the use of software. We are committed to maintaining a strong internal control environment, and we expect to continue our efforts to ensure the material weakness described above is remediated. In December 2021, we hired a Head of Internal Audit and Enterprise Risk Management with over 20 years of internal audit and risk management leadership experience working for and with the big four public accounting firms, technology companies and global Fortune 500 companies. However, the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal over financial reporting.

Item 9B.    Other Information.
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 is incorporated herein by reference to our Notice of Annual Meeting of Stockholders and definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (our “Proxy Statement”), to be filed within 120 days of December 31, 2021.
The information required by this Item 10 relating to our executive officers is included in Part I, Item 1. “Business — Executive Officers of the Registrant” of this Annual Report on Form 10-K.

Code of Ethics
We have adopted a code of ethics that applies to our CEO, CFO and Chief Accounting Officer, as well as other officers, directors and employees of the Company. The code of ethics, entitled “Code of Business Conduct,” is posted on our website at www.sterlingcheck.com in the section “Corporate Governance” on the “Investors” page. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from a provision of this code of ethics by posting such information on our website at the address and general location specified above.
The information contained on, or that can be accessed through, our website is deemed not to be incorporated in this Annual Report on Form 10-K or to be a part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.
The information required by this Item 11 is incorporated herein by reference to our Proxy Statement, to be filed within 120 days of December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated herein by reference to our Proxy Statement, to be filed within 120 days of December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated herein by reference to our Proxy Statement, to be filed within 120 days of December 31, 2021.
Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 is incorporated herein by reference to our Proxy Statement, to be filed within 120 days of December 31, 2021.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) (1) Consolidated Financial Statements:
The financial statements are set forth under Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2) Financial Statement Schedules:
The financial statement schedules not set forth under Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K have been omitted because the required information is not significant, is not applicable or is shown in the consolidated financial statements and notes thereto.

(3) Exhibits.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Sterling Check Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 27, 2021).
3.2	Amended and Restated Bylaws of Sterling Check Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 27, 2021).
4.1	Specimen Common Stock Certificate of Sterling Check Corp. (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on September 13, 2021).
4.2*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1
Amended and Restated Stockholders’ Agreement, dated September 22, 2021, among Sterling Check Corp., the Founder Stockholders, the GS Stockholders and the other Stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2021).

10.2
First Lien Credit Agreement, by and among Sterling Midco Holdings, Inc., as the borrower, Sterling Intermediate Corp., as the parent, the guarantors party thereto, KeyBank National Association, as administrative agent, and the lender parties thereto, dated June 19, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

10.3
First Amendment to the First Lien Credit Agreement, by and among Sterling Midco Holdings, Inc., as the borrower, Sterling Intermediate Corp., as the parent, the guarantors party thereto, KeyBank National Association, as administrative agent, and the lender parties thereto, dated January 27, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

10.4
Second Amendment to the First Lien Credit Agreement, by and among Sterling Midco Holdings, Inc., as the borrower, Sterling Intermediate Corp., as the parent, the guarantors party thereto, KeyBank National Association, as administrative agent, and the lender parties thereto, dated July 27, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

10.5
Amendment to the Second Amendment to the First Lien Credit Agreement, by and among Sterling Midco Holdings, Inc., as the borrower, and KeyBank National Association, as administrative agent, dated January 23, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

10.6
Third Amendment to the First Lien Credit Agreement, by and among Sterling Midco Holdings, Inc., as the borrower, Sterling Intermediate Corp., as the parent, the guarantors party thereto, KeyBank National Association, as administrative agent, and the lender parties thereto, dated March 24, 2017 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

10.7
Fourth Amendment to the First Lien Credit Agreement, by and among Sterling Midco Holdings, Inc., as the borrower, Sterling Intermediate Corp., as the parent, the guarantors party thereto, KeyBank National Association, as administrative agent, and the lender parties thereto, dated June 30, 2017 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

10.8
Fifth Amendment to the First Lien Credit Agreement, by and among Sterling Midco Holdings, Inc., as the borrower, Sterling Intermediate Corp., as the parent, the guarantors party thereto, KeyBank National Association, as administrative agent, and the lender parties thereto, dated October 5, 2017 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

10.9
Successor Borrower Assumption and Reaffirmation Agreement, by and among Sterling Midco Holdings, Inc., as the borrower, Sterling Intermediate Corp., as the parent, Sterling Infosystems, Inc., as the successor borrower, the guarantors party thereto, KeyBank National Association, as administrative agent, and the lender parties thereto, dated December 31, 2017 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

10.10
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

10.11+	Sterling Check Corp. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 27, 2021).
10.12+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on September 13, 2021).
10.13+	Sterling Check Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on September 13, 2021).
10.14+	Sterling Check Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on September 13, 2021).
10.15+	Sterling Ultimate Parent Corp. 2015 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).
10.16+
First Amendment to the Sterling Ultimate Parent Corp. 2015 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

10.17+
Second Amendment to the Sterling Ultimate Parent Corp. 2015 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

10.18+
Restricted Stock Grant Notice and Restricted Stock Agreement - US Senior Executive IPO Form, under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

10.19+
Nonqualified Stock Option Grant Notice and Nonqualified Stock Option Agreement - US Senior Executive IPO Form, under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

10.20+
Nonqualified Stock Option Grant Notice and Nonqualified Stock Option Agreement - Director IPO Form, under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

10.21+
Form of Performance Nonqualified Stock Option Agreement under the Sterling Ultimate Parent Corp. 2015 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

10.22+
Form of Time-Vesting Nonqualified Stock Option Agreement under the Sterling Ultimate Parent Corp. 2015 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

10.23+
Form of Letter Agreement Amending Options under the Sterling Ultimate Parent Corp. 2015 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

10.24+	Form of Loan Forgiveness Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

10.25+
Amended and Restated Employment Agreement dated as of August 5, 2021, by and among Joshua Peirez, Sterling Ultimate Parent Corp., and Sterling Infosystems, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

10.26+
Offer Letter dated as of May 14, 2019, by and between Peter Walker and Sterling Infosystems, Inc. (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

10.27+
Severance Agreement dated as of May 15, 2019, by and between Peter Walker and Sterling Infosystems, Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

10.28+
Amendment to Severance Agreement dated as of August 19, 2021, by and between Peter Walker and Sterling Infosystems, Inc. (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

10.29+
Offer Letter dated as of January 28, 2016, by and between Lou Paglia and Sterling Infosystems, Inc. (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

10.30+
Letter Agreement dated as of December 17, 2018, by and between Lou Paglia and Sterling Infosystems, Inc. (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

10.31+
Severance Agreement dated as of August 19, 2021, by and between Lou Paglia and Sterling Infosystems, Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

10.32*+	Severance Agreement dated as of November 30, 2015, by and between Steven Barnett and Sterling Infosystems, Inc.
10.33*+	Amendment to Severance Agreement dated as of August 19, 2021, by and between Steven Barnett and Sterling Infosystems, Inc.
10.34*+	Severance Agreement dated as of November 30, 2021, by and between Robyn Price Stonehill and Sterling Infosystems, Inc.
21.1*	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on September 13, 2021).
23.1*	Consent of PricewaterhouseCoopers LLP.
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

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).
_________________________________________
*     Filed herewith.
**    Furnished herewith.
+     Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CHECK CORP.

By:	/s/ JOSHUA PEIREZ
Joshua Peirez.
Chief Executive Officer and Director
Date: March 16, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSHUA PEIREZ	Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2022
Joshua Peirez

/s/ PETER WALKER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2022
Peter Walker

/s/ THERESA NERI STRONG	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2022
Theresa Neri Strong

/s/ MICHAEL GREBE	Chairman of the Board of Directors and Director	March 16, 2022
Michael Grebe

/s/ WILLIAM CHEN	Director	March 16, 2022
William Chen

/s/ CHRISTOPHER CRAMPTON	Director	March 16, 2022
Christopher Crampton

/s/ MARK JENNINGS	Director	March 16, 2022
Mark Jennings

/s/ ADRIAN JONES	Director	March 16, 2022
Adrian Jones

/s/ MOHIT KAPOOR	Director	March 16, 2022
Mohit Kapoor

/s/ JILL LARSEN	Director	March 16, 2022
Jill Larsen

/s/ ARTHUR J. RUBADO III	Director	March 16, 2022
Arthur J. Rubado III

/s/ L. FREDERICK SUTHERLAND	Director	March 16, 2022
L. Frederick Sutherland