Form 10-Q
period 2022-03-31
Sterling Check Corp.
filed 2022-05-10
CIK 1645070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The total number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of May 9, 2022 was 96,260,780 (excluding treasury shares of 107,820).

STERLING CHECK CORP. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that all forward-looking statements that we make will be subject to the safe harbor protections created thereby. You can generally identify forward-looking statements by our use of forward-looking terminology such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements that address market trends, and statements regarding our expectations, beliefs, plans, strategies, objectives, prospects or assumptions, or future events or performance contained in this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements.
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements, or could affect our share price. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:
•changes in economic, political and market conditions and the impact of these changes on our clients’ hiring trends;
•the sufficiency of our cash to meet our liquidity needs;
•the possibility of cyber-attacks, security vulnerabilities and internet disruptions, including breaches of data security and privacy leaks, data loss and business interruptions;
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

•our ability to implement, maintain and improve effective internal controls and remediate the material weakness described in Item 4. “Controls and Procedures” of this Quarterly Report on Form 10-Q;
•our ability to comply with public company requirements in a timely and cost-effective manner, and expense strain on our resources and diversion of our management’s attention resulting from public company compliance requirements; and
•the other risks described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2022.
Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance and our actual results of operations, financial condition, and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition, and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods.
Any forward-looking statement that we make in this Quarterly Report on Form 10-Q speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.
Investors and others should note that we announce material financial and operational information using our investor relations website, press releases, SEC filings and public conference calls and webcasts. Information about Sterling Check Corp. (“Sterling”), our business, and our results of operations may also be announced by posts on our accounts on the following social media channels: Instagram; Facebook; LinkedIn and Twitter. The information contained on, or that can be accessed through, our social media channels and on our website is deemed not to be incorporated in this Quarterly Report on Form 10-Q or to be a part of this Quarterly Report on Form 10-Q. The information that we post through these social media channels and on our website may be deemed material. As a result, we encourage investors, the media and others interested in Sterling to monitor these social media channels in addition to following our investor relations website, press releases, SEC filings and public conference calls and webcasts. The list of social media channels we use may be updated from time- to-time on our investor relations website.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	December 31, 2021	March 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,998	$44,347
Accounts receivable (net of allowance of $2,949 and $2,519 as of December 31, 2021 and March 31, 2022, respectively)	127,927	147,949
Prepaid expenses	12,510	13,366
Operating leases right-of-use asset	—	3,435
Other current assets	11,563	12,654
Total current assets	199,998	221,751
Property and equipment, net	11,124	11,552
Goodwill	852,536	851,646
Intangible assets, net	297,146	282,053
Deferred income taxes	4,770	4,863
Operating leases right-of-use asset	—	16,536
Other noncurrent assets, net	6,685	6,850
TOTAL ASSETS	$1,372,259	$1,395,251
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,127	$41,201
Accrued expenses	67,971	55,091
Current portion of long-term debt	6,461	6,461
Operating leases liability, current portion	—	3,728
Other current liabilities	24,361	17,225
Total current liabilities	129,920	123,706
Long-term debt, net	499,107	497,969
Deferred income taxes	28,584	30,832
Long-term operating leases liability, net of current portion	—	19,042
Other liabilities	5,024	2,577
Total liabilities	$662,635	$674,126
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Preferred stock ($0.01 par value; 100,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 1,000,000,000 shares authorized, 95,854,795 shares issued and 95,746,975 shares outstanding as of December 31, 2021; 1,000,000,000 shares authorized, 96,397,488 shares issued and 96,289,668 shares outstanding as of March 31, 2022)	68	73
Additional paid-in capital	916,578	921,753
Common stock held in treasury (107,820 shares as of December 31, 2021 and March 31, 2022)	(897)	(897)
Accumulated deficit	(206,218)	(200,180)
Accumulated other comprehensive income	93	376
Total stockholders’ equity	709,624	721,125
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,372,259	$1,395,251
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Three Months Ended March 31,
(in thousands, except share and per share data)	2021	2022
REVENUES	$139,370	$191,972
OPERATING EXPENSES:
Cost of revenues (exclusive of depreciation and amortization below)	67,579	100,956
Corporate technology and production systems	10,353	12,552
Selling, general and administrative	29,606	42,333
Depreciation and amortization	20,549	20,156
Impairments of long-lived assets	2,876	—
Total operating expenses	130,963	175,997
OPERATING INCOME	8,407	15,975
OTHER EXPENSE (INCOME):
Interest expense, net	7,570	6,336
Gain on interest rate swaps	(46)	(328)
Other income	(271)	(354)
Total other expense, net	7,253	5,654
INCOME BEFORE INCOME TAXES	1,154	10,321
Income tax provision	526	4,085
NET INCOME	$628	$6,236
Unrealized loss on hedged transactions, net of tax	(134)	—
Foreign currency translation adjustments, net of tax	372	283
Total other comprehensive income	238	283
COMPREHENSIVE INCOME	$866	$6,519
Net income per share attributable to stockholders
Basic	$0.01	$0.07
Diluted	$0.01	$0.06
Weighted average number of shares outstanding
Basic	88,602,167	93,967,819
Diluted	92,165,163	99,186,456
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)	Shares Outstanding	Par Value	Additional Paid-In Capital	Common Stock Held in Treasury	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
BALANCE as of December 31, 2020	88,554,962	$1	$770,714	$(897)	$(187,691)	$1,057	$583,184
Common stock issued for exercise of employee-based stock options	271,946	—	2,427	—	—	—	2,427
Stock-based compensation	—	—	911	—	—	—	911
Net income	—	—	—	—	628	—	628
Unrealized loss on hedged transactions, net of tax	—	—	—	—	—	(134)	(134)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	372	372
BALANCE as of March 31, 2021	88,826,908	$1	$774,052	$(897)	$(187,063)	$1,295	$587,388

(in thousands, except share amounts)	Shares Outstanding	Par Value	Additional Paid-In Capital	Common Stock Held in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
BALANCE as of December 31, 2021	95,746,975	$68	$916,578	$(897)	$(206,218)	$93	$709,624
Issuance of common stock	1,112	—	—	—	—	—	—
Common stock issued for exercise of employee-based stock options	8,486	—	80	—	—	—	80
Issuance of restricted shares, net of forfeitures and vestings	533,095	5	(5)	—	—	—	—
Stock-based compensation	—	—	5,108	—	—	—	5,108
Net income	—	—	—	—	6,236	—	6,236
Cumulative effect adjustment for adoption of CECL, net of tax of $56	—	—	—	—	(198)	—	(198)
Foreign currency translation adjustment, net of tax	—	—	(8)	—	—	283	275
BALANCE as of March 31, 2022	96,289,668	$73	$921,753	$(897)	$(200,180)	$376	$721,125
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2021	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$628	$6,236
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	20,549	20,156
Deferred income taxes	(2,438)	3,412
Stock-based compensation	898	5,108
Impairments of long-lived assets	2,876	—
Provision for bad debts	79	308
Amortization of financing fees	124	109
Amortization of debt discount	576	478
Deferred rent	(1,120)	—
Noncash impact of lease accounting under ASC 842	—	(55)
Unrealized translation loss (gain) on investment in foreign subsidiaries	41	(393)
Changes in fair value of derivatives	(1,527)	(2,464)
Excess payment on contingent consideration for acquisition	(166)	—
Gain on disposition of property and equipment	—	(4)
Changes in operating assets and liabilities
Accounts receivable	(10,474)	(20,006)
Insurance receivable	750	—
Prepaid expenses	(926)	(869)
Other assets	(257)	(1,736)
Accounts payable	5,421	10,255
Litigation settlement obligation	(750)	—
Accrued expenses	5,634	(12,283)
Other liabilities	2,065	(4,807)
Net cash provided by operating activities	21,983	3,445
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(346)	(1,495)
Purchases of intangible assets and capitalized software	(3,839)	(3,742)
Proceeds from disposition of property and equipment	—	4
Net cash used in investing activities	(4,185)	(5,233)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	2,227	70
Payments of IPO issuance costs	—	(225)
Payments of long-term debt	(1,615)	(1,615)
Payment of contingent consideration for acquisition	(738)	—
Payments of finance lease obligations	(1)	(1)
Net cash used in financing activities	(127)	(1,771)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	151	(92)
NET CHANGE IN CASH AND CASH EQUIVALENTS	17,822	(3,651)
CASH AND CASH EQUIVALENTS
Beginning of period	66,633	47,998
Cash and cash equivalents at end of period	$84,455	$44,347
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for
Interest, net of capitalized amounts of $65 and $73 for the three months ended March 31, 2021 and 2022, respectively	$3,182	$8,296
Income taxes	1,075	4,222
Noncash investing activities
Purchases of property and equipment in accounts payable and accrued expenses	82	245
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
The Company’s final prospectus related to the initial public offering (“IPO”) of its common stock, $0.01 par value per share (“common stock”) was filed with the Securities and Exchange Commission (“SEC”) on September 24, 2021 pursuant to Rule 424(b) under the Securities Act (our “IPO Prospectus”) and the common stock began trading on the Nasdaq Global Select Market on September 23, 2021. On September 27, 2021, the Company completed its IPO of an aggregate of 16,427,750 shares of common stock at a public offering price of $23.00 per share, pursuant to the IPO Prospectus. The Company sold 4,760,000 shares and certain existing stockholders sold an aggregate of 11,667,750 shares, including 2,142,750 shares that were sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company received aggregate net proceeds of $94.5 million after deducting underwriting discounts and commissions of $6.8 million and other offering expenses of $8.1 million.
As of March 31, 2022, the Company is 62.3% owned by an investment group consisting of entities advised by or affiliated with The Goldman Sachs Group, Inc. (“Goldman Sachs”) and Caisse de dépôt et placement du Québec (“CDPQ”). CDPQ owns its equity interest in the Company indirectly through a limited partnership controlled by Goldman Sachs.

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
These unaudited condensed consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with US GAAP applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2021 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2022.
On September 10, 2021, the Company’s Board of Directors (the “Board of Directors”) authorized a stock split and the Company filed an amendment to its certificate of incorporation to effectuate a 1,198-for-1 split of its outstanding common stock. The stock split was effectuated such that (i) each then outstanding share of common stock was increased to 1,198 shares; (ii) the number of shares of common stock into which then-outstanding options to purchase common stock is exercisable was proportionately increased; and (iii) the exercise price of each then-outstanding option to purchase common stock was proportionately reduced. The accompanying unaudited condensed consolidated financial statements give retroactive effect as though the 1,198-for-1 stock split of the Company’s common stock occurred for all periods presented.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and judgments that can affect the reported amount of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Significant estimates include the impairment of long-lived assets, goodwill impairment, the determination of the fair value of acquired assets and liabilities, the valuation of stock-

based awards and stock-based compensation and sales and income tax liabilities. The Company also applies an estimated useful life of three years to internally developed software. This is based on the historical observed pace of change in the Company’s delivery, technology, and product offerings as well as market competition. The Company believes that the estimates used in the preparation of these unaudited condensed consolidated financial statements are reasonable; however, actual results could differ materially from these estimates.
Segment Information
The Company has one operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.
Cash and Cash Equivalents
Cash and cash equivalents of $48.0 million and $44.3 million as of December 31, 2021 and March 31, 2022, respectively, include money market instruments with maturities of three months or less. The Company maintained cash outside the U.S as of December 31, 2021 of $34.2 million with the largest deposits being held in India and Canada, with balances of $15.0 million and $3.6 million, respectively. Cash outside the U.S. was $27.9 million as of March 31, 2022, with the largest deposits being held in India and Canada, with balances of $14.6 million and $4.1 million, respectively.
Foreign Currency
Assets and liabilities of operations having non-USD functional currencies are translated at period-end exchange rates, and income statement accounts are translated at weighted average exchange rates for the period. Gains or losses resulting from translating foreign currency financial statements, net of any related tax effects, are reflected in Accumulated other comprehensive income, a separate component of stockholders’ equity on the unaudited condensed consolidated balance sheets. Gains or losses resulting from foreign currency transactions incurred in currencies other than the local functional currency are included in Other income in the unaudited condensed consolidated statements of income and comprehensive income. The cumulative translation adjustment resulted in a loss of $0.6 million and a loss of $0.3 million as of December 31, 2021 and March 31, 2022, respectively.
Allowance for Credit Losses
Accounts receivable balances consist of trade receivables that are recorded at the invoiced amount, net of allowances for expected credit losses and for potential sales credits and reserves. Sales credits and reserves were $0.4 million and $0.7 million as of December 31, 2021 and March 31, 2022, respectively.

The Company adopted FASB ASC Topic 326, Financial Instruments - Credit Losses, (“CECL”) with an adoption date of January 1, 2022. As a result, the Company changed its accounting policy for allowance for credit losses and the policy pursuant to CECL is disclosed below. The adoption of CECL resulted in a $0.2 million cumulative effect adjustment, net of tax, recorded in retained earnings as of January 1, 2022.

CECL requires an entity to utilize an impairment model to estimate its lifetime expected credit losses and record an allowance that, when deducted from the amortized cost basis of a financial asset, presents the net amount expected to be collected on the financial asset.

The Company maintains an allowance for expected credit losses in order to record accounts receivable at their net realizable value. Inherent in the assessment of the allowance for expected credit losses are certain judgments and estimates relating to, among other things, the Company’s customers’ access to capital, customers’ willingness and ability to pay, general economic conditions and the ongoing relationship with customers. Allowances have been recorded for receivables believed to be uncollectible, including amounts for the resolution of potential credit and other collection issues such as disputed invoices. The allowance for expected credit losses is determined by analyzing the Company’s historical write-offs, the current aging of receivables, the financial condition of customers and the general economic climate. Adjustments to the allowance may be required in future periods depending on how such potential issues are resolved or if the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments. The Company has not historically had material write-offs due to uncollectible accounts receivable.

The following table summarizes changes in the allowance for expected credit losses for the quarters ended March 31, 2021 and 2022:

(in thousands)
Balance - December 31, 2020	$1,861
Additions	79
Write-offs, net of recoveries	(156)
Foreign currency translation adjustment	(6)
Balance - March 31, 2021	$1,778

Balance - December 31, 2021	$2,949
Cumulative effect of accounting change upon adoption of CECL	254
Additions	308
Write-offs, net of recoveries	(1,669)
Foreign currency translation adjustment	—
Balance - March 31, 2022	$1,842
Corporate Technology and Production Systems Expense
Corporate technology and production systems expense includes costs related to maintaining the Company’s corporate information technology infrastructure and non-capitalizable costs to develop and maintain its production systems.
The following table sets forth expenses included in each category of this line item:

	Three Months Ended March 31,
(in thousands)	2021	2022
Corporate information technology	$4,552	$6,123
Development of platform and product initiatives	3,596	4,249
Production support and maintenance	2,205	2,180
Total production systems	5,801	6,429
Corporate technology and production systems	$10,353	$12,552
Corporate information technology expenses consist of salaries and benefits of personnel (including stock-based compensation expense) supporting internal operations such as information technology support and the maintenance of information security and business continuity functions. Also included are third-party costs including cloud computing costs that support the Company’s corporate internal systems, software licensing and maintenance, telecommunications and other technology infrastructure costs.

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

3.Recent Accounting Standards Updates
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
The Company will cease to be an emerging growth company upon the earliest of (a) the last day of the fiscal year in which it has total annual gross revenues of $1.07 billion or more; (b) the last day of its fiscal year following the fifth anniversary of the date of its IPO; (c) the date on which it has issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date on which it is deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur as of the last day of a fiscal year in which the market value of its common stock held by non-affiliates equals or exceeds $700 million as of the last business day of the second fiscal quarter of such fiscal year.
Accounting Pronouncements Adopted
In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (“ASC 842”), on the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use (“ROU”) asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a manner similar to the accounting under previously issued guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to previously issued guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840, Leases. The guidance is effective for the Company for annual periods beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022. Effective January 1, 2022, the Company adopted ASC 842 on a modified retrospective transition basis and recognized a ROU asset of $21.0 million and a lease liability of $23.8 million upon adoption. For additional information see Note 8, “Leases”.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU No. 2016-13”). ASU No. 2016-13 requires an entity to utilize a CECL model to estimate its lifetime expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU No. 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. As per the latest ASU No. 2020-02, “Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842),” the FASB deferred the timelines for certain small public and private entities. The Company adopted the guidance for the annual reporting period beginning January 1, 2022, including interim periods within that annual reporting period. The adoption of CECL resulted in a $0.3 million cumulative effect adjustment recorded in retained earnings as of January 1, 2022.

Accounting Pronouncements Not Yet Adopted
In March 2020 and January 2021, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848)” (“ASU No. 2020-04”) and ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASU No.

2021-01”), respectively. These ASUs address concerns about the risk of cessation of the London Interbank Offered Rate (“LIBOR”) and the identification of alternative reference rates. The amendments in ASU No. 2020-04 and ASU No. 2021-01 provide optional expedients and exceptions for applying US GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The amendments in ASU No. 2020-04 and ASU No. 2021-01 are elective. The cessation of the one-week and two-month LIBOR rates in December 2021 did not have any impact on the Company as such rates are not used. The Company is evaluating the impact that adoption of any of the amendments within these ASUs will have on its financial statements ahead of the cessation date of the one-month LIBOR rate after June 2023 and will consider alternative reference rates as part of future amendments or modifications to its credit agreements.

4.Acquisitions

EBI Acquisition

On November 30, 2021, the Company acquired all of the outstanding shares of Employment Background Investigations, Inc. (“EBI”) for a purchase price of $67.8 million, consisting of $66.3 million of cash and $1.5 million of contingent consideration recorded at fair value. The contingent consideration is limited to a maximum of $8.5 million of additional payments, to be determined based on actual future results. As of December 31, 2021 and March 31, 2022, the fair value of this contingent consideration consists of $0.9 million for an earn-out payable two years after the acquisition based upon revenue retention and $0.6 million payable throughout the year following the acquisition based on customer collections on receivables acquired. The Company recorded a preliminary allocation of the purchase price to assets acquired and liabilities assumed based on their estimated fair values as of November 30, 2021. The Company incurred approximately $1.9 million of transaction expenses related to the acquisition of EBI during the year ended December 31, 2021.

The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. The following table summarizes the consideration paid and the amounts recognized for the assets acquired and liabilities assumed:

November 30, 2021
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

5.Property and Equipment, net

(in thousands)	December 31, 2021	March 31, 2022
Furniture and fixtures	$3,636	$3,746
Computers and equipment	37,767	38,975
Leasehold improvements	7,347	7,525
	48,750	50,246
Less: Accumulated depreciation	(37,626)	(38,694)
Total property and equipment, net	$11,124	$11,552
During the three months ended March 31, 2021 and 2022, depreciation expense on property and equipment was $1.3 million and $1.1 million, respectively. Write down of abandoned property and equipment no longer in use was $2.9 million for the three months ended March 31, 2021. There were no write downs of property and equipment during the three months ended March 31, 2022.
6.Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2022 were as follows:

(in thousands)
Goodwill as of December 31, 2021	$852,536
Foreign currency translation adjustment	(890)
Goodwill as of March 31, 2022	$851,646
Intangible Assets
Intangible assets, net consisted of the following for the periods presented:

		December 31, 2021			March 31, 2022
(dollars in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer lists	7 - 17 years	$507,087	$(304,855)	$202,232	$507,549	$(314,327)	$193,222
Trademarks	4 - 16 years	77,434	(31,685)	45,749	77,550	(33,293)	44,257
Non-compete agreement	1 - 4 years	3,191	(2,462)	729	3,197	(2,487)	710
Technology	3 - 7 years	231,165	(191,320)	39,845	235,057	(199,533)	35,524
Domain names	3 - 15 years	10,118	(4,009)	6,109	10,118	(4,177)	5,941
Favorable leases	4 - 14 years	4,940	(2,458)	2,482	4,940	(2,541)	2,399
		$833,935	$(536,789)	$297,146	$838,411	$(556,358)	$282,053
Included within technology is $30.7 million and $30.0 million of internal-use software, net of accumulated amortization, as of December 31, 2021 and March 31, 2022, respectively. As of March 31, 2022, $6.2 million of technology assets have not yet been put in service.
The Company capitalized $3.8 million of costs to develop internal-use software included in technology during the three months ended March 31, 2021 (consisting of internal costs of $2.9 million and external costs of $0.9 million). The Company capitalized $3.7 million of costs to develop internal-use software included in technology during the three months ended March 31, 2022 (consisting of internal costs of $3.0 million and external costs of $0.7 million).

For the three months ended March 31, 2021, the Company recorded a write-down related to the impairment of capitalized software in the amount of $0.1 million. There was no write-down of capitalized software during the three months ended March 31, 2022.
Amortization expense was $19.3 million and $19.1 million for the three months ended March 31, 2021 and 2022, respectively.
Except for the customer lists, which are amortized utilizing an accelerated method, all other intangible assets are amortized on a straight-line basis, which approximates the pattern in which economic benefits are consumed. Estimated amortization expense as of March 31, 2022 is as follows for each of the next five years:

(in thousands)
Year Ending December 31,
2022	$49,658
2023	50,128
2024	40,326
2025	31,160
2026	26,468
Thereafter	84,313
$282,053
7.Accrued Expenses
Accrued expenses on the unaudited condensed consolidated balance sheets as of December 31, 2021 and March 31, 2022, consisted of the following:

(in thousands)	December 31, 2021	March 31, 2022
Accrued compensation	$28,851	$17,953
Accrued cost of revenues	18,270	17,041
Accrued interest	4,144	3,839
Other accrued expenses	16,706	16,258
Total accrued expenses	$67,971	$55,091

8.Leases
Effective January 1, 2022, the Company adopted ASC 842, which requires the recognition of all leases, including operating leases on the unaudited condensed consolidated balance sheet by recording a ROU asset and related liability, and elected to exclude short-term leases from adoption. The lease liability and ROU asset will be remeasured when there is a change in the lease term (or upon the occurrence of another reassessment trigger).The Company elected to adopt ASC 842 using the effective date method, which required the Company to recognize and measure all leases that exist at the effective date using a modified transition approach. Under this approach, the Company will not restate financial information for any periods prior to January 1, 2022. ASC 842 includes certain practical expedients intended to ease the burden of adoption. Upon adoption, the Company elected the following package of practical expedients:

•No change to the classification of existing operating leases under previous lease guidance;
•All existing leases classified as capital leases under previous lease guidance will be classified as financing leases under ASC 842;
•All existing lessor leases classified as operating leases under previous lease guidance will be classified as operating leases under ASC 842; and
•All existing lessor leases classified as sales-type or direct financing leases under previous lease guidance will be classified as sales-type or direct financing leases under ASC 842.

By electing this package of practical expedients, the Company will not be required to reassess whether an existing contract is or contains a lease, reassess lease classification, nor will the Company be required to reassess the accounting treatment for initial direct costs. These elections will apply to all leases, as lessee and sublessor.

The Company did not elect to use hindsight in determining its lease terms or whether a renewal, termination, or purchase option is reasonably certain to be exercised. Therefore, the lease term at transition for all leases will be the remaining lease term as determined under previous lease guidance.

In addition, the Company derecognized its intangible favorable and unfavorable lease balances at the transition date with a corresponding entry to the ROU asset, with no impact to the unaudited condensed consolidated statements of income and comprehensive income and the Company’s accumulated deficit.

Upon adoption on January 1, 2022, the Company recognized a ROU asset of $21.0 million and a lease liability of $23.8 million.

The Company determines if a contract is a lease or contains a lease at inception. Operating lease liabilities are measured, on each reporting date, based on the present value of the future minimum lease payments over the remaining lease term. The Company’s leases generally do not provide an implicit rate and, therefore, the Company uses the incremental borrowing rate in its credit agreement of 4.50%. The Company used the incremental borrowing rate on January 1, 2022 for all leases that commenced prior to that date. Operating lease assets are measured by adjusting the lease liability for lease incentives, initial direct costs incurred and asset impairments. Lease expense for minimum lease payments is recognized on a straight line basis over the lease term with the operating lease asset reduced by the amount of the expense. Lease terms may include options to extend or terminate a lease when they are reasonably certain to occur.
The Company leases real estate and equipment for use in its operations. The Company has 21 operating leases with remaining lease terms ranging from 2 months to 82 months.
The components of lease expense are as follows:

	Three Months Ended
	March 31,
(in thousands)	2021	2022
Components of total lease costs
Operating lease expense	$462	$1,299
Sublease income	—	(72)
Total net lease costs	$462	$1,227

Information related to the Company’s ROU assets and lease liabilities is as follows:

(dollar amounts in thousands)	March 31, 2022
Operating leases
Operating leases ROU asset - current	$3,435
Operating leases ROU asset - long-term	16,536
Operating leases ROU asset, net	$19,971

Operating leases liability - current	$3,728
Operating leases liability - long-term	19,042
Total operating leases liability	$22,770

Weighted average remaining lease term in years - operating leases	5.5
Weighted average discount rate - operating leases	4.50%

Total remaining lease payments under the Company’s operating leases are as follows:

(in thousands)	March 31, 2022
Remainder of fiscal year 2022	$3,749
2023	4,921
2024	4,356
2025	4,439
2026	3,816
2027	3,468
Thereafter	1,158
Total future minimum lease payments	$25,907
Less: imputed interest	(3,137)
Total	$22,770

9.Debt
The table below sets forth the Company’s long-term debt as presented in the unaudited condensed consolidated balance sheets for the periods presented:

(in thousands)	December 31, 2021	March 31, 2022
Current portion of long-term debt
First lien term loan	$6,461	$6,461
Long-term debt
First lien term loan, due June 19, 2024 (4.50% for the three months ended March 31, 2021 and 2022)	503,879	502,264
Unamortized discount and debt issuance costs on first lien term loan	(4,772)	(4,295)
Total long-term debt, net	$499,107	$497,969
The estimated fair value of the Company’s first lien term loan was $508.4 million and $505.5 million as of December 31, 2021 and March 31, 2022, respectively. These fair values were determined based on quoted prices in markets with similar instruments that are less active (Level 2 inputs as defined below) as an observable price of the First Lien Term Loan or similar liabilities is not readily available.
The Company was in compliance with all financial covenants under its credit agreement as of March 31, 2022.

10.Fair Value of Financial Instruments
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
The Company considers the recorded value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses to approximate the fair value of the respective assets and liabilities as of December 31, 2021 and March 31, 2022 based upon the short-term nature of such assets and liabilities (Level 1). See Note 9, “Debt” for discussion of the fair value of the Company’s debt.
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
Contingent consideration related to the acquisition of EBI consists of $0.9 million for an earn-out payable two years after the acquisition based upon revenue retention and $0.6 million payable throughout the year following the acquisition based on customer collections on receivables acquired and is considered a Level 3 financial instrument.
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of December 31, 2021:

(in thousands)	Level 1	Level 2	Level 3
Liabilities
Interest rate swaps	—	$4,102	—
Contingent consideration - acquisition of EBI	—	—	$1,445
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of March 31, 2022:

(in thousands)	Level 1	Level 2	Level 3
Liabilities
Interest rate swaps	—	$1,639	—
Contingent consideration - acquisition of EBI	—	—	$1,445
During the three months ended March 31, 2021 and 2022, we did not re-measure any financial assets or liabilities at fair value on a nonrecurring basis. There were no transfers between levels during the periods presented.

11.Derivative Instruments and Hedging Activities
Cash Flow Hedges of Foreign Exchange Risk
The Company is exposed to fluctuations in various foreign currencies against its functional currency, the USD. Specifically, the Company is exposed to, and has historically hedged and plans to do so in the future, third-party expenses denominated in Indian Rupees (INR). These transactions expose the Company to exchange rate fluctuations between USD and INR and the Company has used foreign currency forward agreements to manage its exposure to fluctuations in the USD-INR exchange rate. This involves fixing the USD-INR exchange rate for delivery of a specified amount of INR on a specified date. The currency forward agreements are cash settled in USD for their fair value at or close to their settlement date.

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk for accounting purposes, the gain or loss on the derivative is recorded in Accumulated other comprehensive income (“OCI”). The earnings recognition of excluded components is presented in the same income statement line item as the earnings effect of the hedged transaction. All contracts have historically had maturities of less than 12 months.
As of March 31, 2022, the Company did not have any outstanding foreign currency derivatives to hedge its foreign exchange risks.
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
Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.
As of March 31, 2022, the Company had the following outstanding derivative that was not designated as a hedge in qualifying hedging relationships:

Product	Number of instruments	Effective Date	Maturity Date	Notional
Interest Rate Swap	1	June 30, 2021	June 30, 2022	$306.1 million USD
All financial derivative instruments are carried at their fair value on the balance sheet. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of December 31, 2021 and March 31, 2022.

	Liability Derivatives
(in thousands)	As of December 31, 2021		As of March 31, 2022
Derivatives not designated as hedging instruments:
Interest rate swaps	Other current liabilities	$4,102	Other current liabilities	$1,639
Total interest rate swaps		$4,102		$1,639

The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income for the three months ended March 31, 2021 and 2022:

	Three Months Ended March 31,			Three Months Ended March 31,
(in thousands)	2021	2022		2021	2022
Derivatives in Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Included Component)		Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income (Included Component)
			Cost of revenues	$32	$—
Foreign exchange contracts	$(32)	$—	Selling general and administrative	57	—
Total	$(32)	$—		$89	$—

	Three Months Ended March 31,			Three Months Ended March 31,
(in thousands)	2021	2022		2021	2022
Derivatives in Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Excluded Component)		Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income (Excluded Component)
			Cost of revenues	$44	$—
Foreign exchange contracts	$108	$—	Selling general and administrative	77	—
Total	$108	$—		$121	$—

The tables below present the effect of the Company’s financial derivative instruments on the unaudited condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2021 and 2022:

	Three Months Ended March 31,
(in thousands)	2021		2022
	Selling General, and Administrative	Cost of Revenues	Selling General, and Administrative	Cost of Revenues
Total amounts of income and expense line items in which the effects of fair value or cash flow hedges are recorded	$29,606	$67,579	$42,333	$100,956
Gain on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain reclassified from accumulated other comprehensive income into income	57	32	—	—
Amount excluded from effectiveness testing recognized in earnings	77	44	—	—

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments in the unaudited condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2021 and 2022:

		Three Months Ended March 31,
(in thousands)		2021	2022
Derivatives Not Designated as Hedging Instruments
Interest rate swaps	Gain on interest rate swaps	$(46)	$(328)
Foreign exchange contracts	Selling general and administrative	41	—
Foreign exchange contracts	Cost of revenues	23	—
Total		$18	$(328)
12.    Income Taxes
The computation of the provision for or benefit from income taxes for interim periods is determined by applying the estimated annual effective tax rate to year-to-date income before tax and adjusting for discrete tax items recorded in the period, if any.
The Company recorded a tax provision of $0.5 million and $4.1 million for the three months ended March 31, 2021 and 2022, respectively, which resulted in an effective tax rate of 45.6% and 39.6%, respectively. For the three months ended March 31, 2021 and 2022, the effective rate differs from the statutory rate mainly due to a jurisdictional mix of earnings and permanent items.
13.    Commitments and Contingencies
NCC Acquisition
In conjunction with the 2018 acquisition of National Crime Check Pty Ltd. (“NCC”), the purchase agreement contained an earn-out provision whereby if NCC exceeded defined revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets for the fiscal years 2019 through 2021, the Company would pay the former stockholder of NCC an aggregate amount not to exceed approximately $9.1 million over three installments after the completion of each respective period. For fiscal year 2020, $0.9 million was earned and was paid to the former stockholder in March 2021. For fiscal year 2021, $1.0 million was earned and was paid to the former stockholder in September 2021. No further earn-out amounts are payable under the purchase agreement.
14.    Equity
Under the Company’s Amended and Restated Certificate of Incorporation, a total of 1,100,000,000 shares of all classes of stock are authorized, divided as follows:
(i)1,000,000,000 shares of common stock, par value $0.01 per share; and
(ii)100,000,000 shares of undesignated preferred stock, par value $0.01 per share (“preferred stock”).
Each share of common stock is entitled to one vote on all matters on which holders of common stock are entitled to vote generally. Holders of common stock are entitled to be paid ratably any dividends as may be declared by the Board of Directors (in its sole discretion), subject to any preferential dividend rights of outstanding preferred stock (if any). No dividends have been declared or paid on the Company’s common stock through March 31, 2022.
The Board of Directors is authorized to direct the issuance of the undesignated preferred stock in one or more series and to fix the designation of such series, the powers (including voting powers), preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions thereof, of such series of preferred stock and the number of shares of such series.

15.    Stock-Based Compensation
Stock-based compensation expense is recognized in cost of revenues, corporate, technology and production systems, and selling, general, and administrative expense in the accompanying unaudited condensed consolidated statements of income and comprehensive income as follows:

	Three Months Ended March 31,
	2021	2022
	(in thousands)
Stock-based compensation expense
Cost of revenues	$—	$413
Corporate technology and production systems	—	531
Selling, general and administrative	898	4,164
Total stock-based compensation expense	$898	$5,108
Prior to the IPO, all share-based awards were issued to employees under the Company’s 2015 Long-Term Equity Incentive Plan (the “2015 Plan”). Upon the adoption of the Sterling Check Corp. 2021 Omnibus Incentive Plan (the “2021 Equity Plan”) on August 4, 2021 and as of September 22, 2021, all newly granted share-based awards have been issued under the 2021 Equity Plan.
As of March 31, 2022, the Company had approximately $89.8 million of unrecognized pre-tax non-cash stock-based compensation expense related to awards granted under the 2021 Equity Plan, consisting of approximately $41.1 million related to non-qualified stock options (“NQSOs”), $47.7 million related to restricted stock, and approximately $1.0 million related to restricted stock units (“RSUs”), all of which the Company expects to recognize over a weighted average period of 3.6 years.

2015 Long-Term Equity Incentive Plan

The table below provides a summary of service-based vesting options (“SVOs”) and performance-based stock options (“PSOs”) currently outstanding under the 2015 Plan for the three months ended March 31, 2022:

	Outstanding SVOs				Outstanding PSOs
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(in thousands, except shares and per share amounts)
Balances as of December 31, 2021	6,450,978	$9.58	6.70	$70,510	3,096,830	$10.05	7.04	$32,394
Exercised	(8,486)	9.39		125	—
Balances as of March 31, 2022 (1)	6,442,492	$9.58	6.45	$108,555	3,096,830	$10.05	6.79	$50,727
__________
(1)    All SVOs and PSOs are exercisable as of March 31, 2022.

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

2021 Omnibus Incentive Plan

On August 4, 2021, the Company’s Board of Directors adopted, and on August 13, 2021 the Company’s stockholders approved, the 2021 Equity Plan. Equity awards under the 2021 Equity Plan are intended to retain and motivate our officers and employees, consultants and non-employee directors and to promote the success of the Company’s business by providing such participating individuals with a proprietary interest in the performance of the Company. The 2021 Equity Plan will terminate on the tenth anniversary thereof, unless earlier terminated by the Board of Directors. Under the 2021 Equity Plan, the following types of awards can be granted to an eligible individual (as defined by the plan and to the extent permitted by applicable law): incentive stock options (“ISOs”) and NQSOs; stock appreciation rights (“SARs”); restricted stock; RSUs; performance awards; cash-based awards and other share-based awards. Upon its adoption, the 2021 Equity Plan provided that up to 9,433,000 shares may be issued pursuant to awards granted under the 2021 Equity Plan (the “Share Limit”); provided, that, the Share Limit shall be automatically increased on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030 in an amount equal to the lesser of (x) 5% of the total number of shares outstanding on the last day of the immediately preceding calendar year, and (y) such number of shares as determined by the Board of Directors, and no more than 9,433,000 shares may be issued upon the exercise of ISOs. As of March 31, 2022, 7,348,910 shares were available for issuance pursuant to future granted awards under the 2021 Equity Plan.

Stock Options

Options issued under the 2021 Equity Plan generally vest 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date, subject to continued employment with the Company through the applicable vesting date. Options issued under the 2021 Equity Plan generally expire ten years after the grant date.

The table below provides a summary of stock option activity under the 2021 Equity Plan for the three months ended March 31, 2022:

		Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value	Weighted Average Fair Value (per share)
	Number of Shares

	(in thousands, except share and per share amounts)
Outstanding at December 31, 2021	3,918,454	$23.00	9.65	$—
Granted	622,919	22.35			$10.43
Forfeited / Cancelled	(36,635)	23.00
Outstanding at March 31, 2022	4,504,738	$22.91	9.56	$15,867

Restricted Stock

Restricted stock issued under the 2021 Equity Plan generally vests 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date, subject to the continued employment with the Company through the applicable vesting date. Holders of restricted stock are entitled to all rights of a common stockholder of the Company and are subject to restrictions on transfer.

The table below provides a summary of restricted stock activity under the 2021 Equity Plan for the three months ended March 31, 2022:

		Weighted Average Fair Value (per share)
	Number of Shares

Unvested at December 31, 2021	1,779,716	$23.01
Granted	662,173	22.35
Forfeited / Cancelled	(129,078)	23.00
Unvested at March 31, 2022	2,312,811	$22.82

Restricted Stock Units

Restricted stock units issued under the 2021 Equity Plan will vest 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date, subject to the employee’s continued employment with the Company through the applicable vesting date. Upon vesting, employees will receive shares of common stock in settlement of the units. The table below provides a summary of restricted stock unit activity under the 2021 Equity Plan for the three months ended March 31, 2022:

		Weighted Average Fair Value (per share)
	Number of Shares

Unvested at December 31, 2021	41,933	$23.00
Granted	7,786	22.35
Forfeited / Cancelled	(1,017)	23.00
Unvested at March 31, 2022	48,702	$22.90

Employee Stock Purchase Plan
There were no stock employee purchase offerings under the 2021 Employee Stock Purchase Plan (the “ESPP”) during the three months ended March 31, 2022 and, accordingly, no eligible employees were enrolled in the ESPP during the three months ended March 31, 2022.

16.    Net Income per Share
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the periods indicated:

(in thousands, except share and per share amounts)	Three Months Ended March 31,
	2021	2022
Numerator:
Net income attributable to stockholders	$628	$6,236
Less: Undistributed amounts allocated to participating securities	3	—
Undistributed income allocated to stockholders	625	6,236
Denominator:
Weighted average number of shares outstanding, basic	88,602,167	93,967,819
Weighted average additional shares assuming conversion of potential common shares	3,562,996	5,218,637
Weighted average common shares outstanding - diluted	92,165,163	99,186,456
Net income per share attributable to stockholders, basic	$0.01	$0.07
Net income per share attributable to stockholders, diluted	$0.01	$0.06
In December 2020, the Company issued 370,182 shares of common stock to employees and consideration was made in the form of promissory notes between the employee and the Company. The promissory notes were partially secured by the underlying shares of common stock. The promissory notes were partial-recourse, but treated as non-recourse for accounting purposes and, as such, (i) each of these purchases of common stock with a promissory note was accounted for as if it were a stock option grant and (ii) no receivable for amounts due under the promissory notes was recorded on the Company’s consolidated balance sheets. The promissory notes were forgivable upon (i) a change in control or (ii) the first public filing of a registration statement with the SEC in connection with an initial public offering. On August 4, 2021, the Company approved the forgiveness and cancellation of the outstanding indebtedness of each promissory note holder prior to the IPO. On August 16, 2021, pursuant to the terms of the promissory notes, the principal amount on each loan, together with all accrued and unpaid interest, were forgiven. Prior to the forgiveness of the promissory notes in August 2021, the Company’s participating securities included shares of common stock issued in exchange for promissory notes that were being treated as fully vested outstanding stock options and were excluded from the denominator of basic earnings per share. As of March 31, 2022, the forgiven promissory notes are reflected as an issuance of common stock and are included in the denominator of basic earnings per share.
The following potentially dilutive outstanding securities were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended March 31,
	2021	2022
Stock options	5,971,634	8,866,851
Common stock issued in exchange for promissory notes	370,182	—
Restricted Stock Awards	—	2,272,422
Restricted Stock Units	—	47,663
17.    Related Party Transactions
The Company had sales to Goldman Sachs and affiliates in the amount of $1.9 million for both the three months ended March 31, 2021 and 2022. Outstanding accounts receivable from Goldman Sachs as of December 31, 2021 and March 31, 2022 were $0.5 million and $0.9 million, respectively.

The Company had sales to an affiliate of certain stockholders that collectively own greater than 10% of the Company’s outstanding shares of common stock (the “Stockholders”) in the amount of $0.1 million for both the three months ended March 31, 2021 and 2022, respectively. Outstanding accounts receivable from an affiliate of the Stockholders as of December 31, 2021 and March 31, 2022 were less than $0.1 million for both periods.
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
Litigation expenses are accrued when it is probable that they will be incurred and the amounts are estimable. As of December 31, 2021 and March 31, 2022, the Company maintained an accrual for legal matters of approximately $1.0 million and $0.3 million, respectively.
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
Disaggregation of Revenues
The following tables set forth total revenue by type of service for the three months ended March 31, 2021 and 2022:

	Three Months Ended March 31,
(in thousands)	2021	2022
Screening services	$137,209	$189,748
Other services	2,161	2,224
Total revenue	$139,370	$191,972

The following table sets forth total revenue by geographic area in which the revenues and invoicing are recorded for the three months ended March 31, 2021 and 2022:

	Three Months Ended March 31,
(in thousands)	2021	2022
United States	$109,190	$159,316
All other countries	30,180	32,656
Total revenue	$139,370	$191,972
Other than the U.S., no single country accounted for more than 10% of the Company’s total revenues during the three months ended March 31, 2021 and 2022. Substantially all of the Company’s long-lived assets were located in the U.S. as of December 31, 2021 and March 31, 2022.
Contract Assets and Liabilities
Incremental costs of obtaining a contract with a customer are recognized as an asset if the benefit of such costs is expected to be longer than one year, with a majority of contracts being multi-year. Incremental costs include commissions to the sales force and are amortized over three years, as management estimates that this corresponds to the period over which a customer benefits from the contract. As of December 31, 2021 and March 31, 2022, $2.6 million and $2.9 million, respectively, of deferred commissions are included in Other current assets on the unaudited condensed consolidated balance sheets and approximately $2.5 million for each period, respectively, of deferred commissions are included in Other noncurrent assets, net on the unaudited condensed consolidated balance sheets.
The Company did not have any material contract liabilities as of December 31, 2021 and March 31, 2022.
Concentrations
For the three months ended March 31, 2021 and 2022, no single customer accounted for more than 10% of the Company’s revenue. No single customer had an accounts receivable balance greater than 10% of total accounts receivable as of December 31, 2021 and March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the three months ended March 31, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by the forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission on March 16, 2022 (“2021 Annual Report”) and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.
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
Overview
We are a global provider of technology-enabled background and identity verification services. We provide the foundation of trust and safety that our clients need to create great environments for their most essential resource—people. We offer a comprehensive hiring and risk management solution that begins with identity verification, followed by criminal background screening, credential verification, drug and health screening, processing of employee documentation required for onboarding and ongoing risk monitoring. Our services are delivered through our purpose-built, proprietary, cloud-based technology platform that empowers organizations with real-time and data-driven insights to conduct and manage their employment screening programs efficiently and effectively. Our interfaces are supported by our powerful artificial intelligence (“AI”)-driven fulfillment platform, which leverages more than 3,300 automation integrations, including Application Programming Interfaces and Robotic Process Automation bots. This enables 90% of United States (“U.S.”) criminal searches to be automated and allows us to complete 70% of U.S. criminal searches within the first hour and 90% within the first day. As of December 31, 2021, over 95% of our revenue is processed through platforms hosted in the cloud, which allows us to consistently maintain 99.9% platform availability while being prepared to scale into the future.
Our client-centric approach underpins everything we do. We serve a diverse and global client base in a wide range of industries, such as healthcare, gig economy, financial and business services, industrials, retail, contingent, technology, media and entertainment, transportation and logistics, hospitality, education and government. Employers are facing numerous challenges, including complex and changing legal and regulatory requirements, a rise in fraudulent job applications, a growing spotlight on reputation and more complex global workforces. Successfully navigating these challenges requires an industry-specific perspective, given differing candidate profiles, economics, competitive dynamics and regulatory demands. To serve these differing needs, our sales and support delivery model is organized around industry-specific teams (“Verticals”) and geographic markets (“Regions”). Experienced client success, sales, product and operations teams dedicated to individual Verticals collaborate with our clients to address their unique challenges and compliance requirements while providing industry best practice guidance. Our delivery model provides our clients with both the personal touch and consultative partnership of a small boutique firm and the global reach, scale, innovation and resources of an industry leader; all of which benefit small- and mid-sized businesses, global multinational enterprises and everyone in between. Additionally, this delivery model supports our principle of “Compliance by Design”, enabling clients to maintain compliance globally. Our clients face a dynamic and rapidly evolving global labor market with increasing complexity and regulatory requirements. As a result, we believe our solutions are mission-critical to their core human resources, risk management and compliance functions. During the twelve months ended December 31, 2021, we completed over 95 million searches for over 50,000 clients, including over 50% of the Fortune 100 and over 50% of the Fortune 500. We believe the combination of our deep market expertise from our sales and support combined with the flexibility of our proprietary technology platform enable us to deliver industry-leading, highly specialized solutions to our clients in a scalable manner, driving growth and differentiating us from our competitors.
We offer an extensive suite of global products addressing a wide range of complex client needs, and we see compelling opportunities to continue extending our operating presence in other geographies. We believe we have a unique ability to translate client needs into superior local market solutions through a combination of portfolio depth and breadth, local know-how and language capabilities. Additionally, we view a targeted, disciplined approach to strategic mergers and acquisitions (“M&A”) as highly complementary to our other key growth objectives, compounding and/or accelerating related opportunities. Through our investments in technology, we have established a unified platform, allowing us to quickly integrate targets and drive synergies. We expect Sterling’s proven track record of M&A—with 11 acquisitions over the last 11 years—to continue to support and elevate the various layers of our future growth profile.
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
We will cease to be an emerging growth company upon the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (b) the last day of our fiscal year following the fifth anniversary of the date of our IPO; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur as of the last day of a fiscal year in which the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the last business day of the second fiscal quarter of such fiscal year.
Recent Accounting Standards Updates
Refer to Note 3, “Recent Accounting Standards Updates” of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information about recent accounting pronouncements.
Components of Our Results of Operations
The following discussion summarizes the key components of our unaudited condensed consolidated statements of income and comprehensive income. We have one operating and reporting segment.

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
New client growth for the relevant period is calculated as revenues from clients that are in the first twelve months of billing with Sterling divided by total revenues from the prior period, expressed as a percentage. Base growth is defined as growth in revenues in the current period, from clients that have been billing with us for longer than twelve calendar months, includes revenue from cross-sell and up-sell, and is provided net of attrition, which is the revenue impact from accounts considered lost. Base growth is expressed as a percentage, where the denominator is total revenues from the prior period. Gross retention rate is a percentage, the numerator of which is prior period revenues less the revenue impact from accounts considered lost and the denominator is prior period revenues. The revenue impact is calculated as revenue decline of lost accounts in the relevant period from the prior period for the months after they were considered lost. Therefore, the attrition impact of clients lost in the current year may be partially captured in both the current and following period’s retention rates depending on what point during the period they are lost. Our gross retention rate does not factor in the revenue impact, whether growth or decline, attributable to existing clients or the incremental revenue impact of new clients.
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
•Identity Verification - Leveraging innovative technologies in fingerprinting, facial recognition and ID validation to verify that candidates are who they say they are.
•Background Checks - County, state and federal criminal checks fulfilled through proprietary automation technology enabling global criminal screening capabilities in over 240 countries and territories. Other services include credit checks, civil checks, motor vehicle registration confirmation and social media checks.
•Credential Verification - Thorough employment and education verification services and licensing certification backed by a powerful fulfillment engine.
•Drug and Health Screening - Comprehensive, accurate and fast drug and health screening services through a network of over 15,000 collection sites supporting the Substance Abuse and Mental Health Services Administration in the U.S.

•Onboarding - Custom forms including I-9 and eVerify employment eligibility, tax withholding forms and Equal Employment Opportunity disclosure forms, with built-in compliance and dynamic validation.

•Post-Hire Monitoring - Continuous screening allowing for greater mobility and safety for remote, onsite and contingent jobs and also ensuring prompt risk warnings on any changes to an employee’s profile.
Operating Expenses
Our cost structure is flexible and provides us with operational leverage to be able to effectively adapt to changing client needs and broader economic events. Additionally, in 2020, 2021 and to date in 2022, we implemented strategic structural changes in our business to improve operating leverage and accelerate modernizing our technological infrastructure including leveraging robotics process automation. We moved to a virtual-first strategy and closed or reduced the size of 11 offices globally and began reducing our data center footprint as we executed moving our revenue to the cloud and streamlined our sales and operations organization for greater operational efficiency. In any given period, operating expenses are driven by the amount of revenue, mix of clients and products, and impact of automation, productivity and procurement initiatives. While we expect operating expenses to increase in absolute dollars to support our continued growth, we believe that operating expenses will decline gradually as a percentage of total revenues in the future as our business grows and our operating scale continues to improve.
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
Included within Corporate technology and production systems are non-capitalizable production system and corporate information technology expenses related to Project Ignite, a three-phase strategic investment initiative. Phase one of Project Ignite modernized client and candidate experiences and is complete. Phase two of Project Ignite focused on decommissioning our on-premises data centers and migrating our production systems and corporate information technological infrastructure to a managed service provider in the cloud. During the first half of 2021, we completed phase two related to the migration of our production and fulfillment systems to the cloud, and as a result, over 95% of our revenue is processed through platforms hosted in the cloud. The remaining expense to complete phase two is the decommissioning of our on-premises data centers for our internal corporate technology infrastructure and migration to the cloud. This final component is expected to be substantially completed by June 30, 2022. Phase three of Project Ignite is decommissioning of platforms purchased over the prior ten years and the migration of the clients to one global platform. This third and final phase, which we expect to substantially complete in 2022, will unify our clients onto a single global platform. The future costs related to completing these initiatives will be included in our Corporate technology and production systems expense.
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

In addition, non-cash stock-based compensation expense associated with special one-time bonus grants in connection with our IPO of options and restricted stock under our Sterling Check Corp. 2021 Omnibus Incentive Plan (discussed in Note 14, “Stock-based Compensation” to our audited consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of our 2021 Annual Report) began in the third quarter of 2021 and will continue over the following four years. Over the long term, we expect our SG&A expenses to decrease as a percentage of our revenue as we leverage our past investments.
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
Interest Expense, Net
Interest expense consists of interest and the amortization discount on the First Lien Term Loan (as defined under “—Liquidity and Capital Resources—Credit Facility.”)

Gain on Interest Rate Swaps
Gain on interest rate swaps consists of realized and unrealized gains on our interest rate swap, which we entered into to reduce our exposure to variability in expected future cash flows on the First Lien Term Loan, which bears interest at a variable rate. We are currently party to one interest rate swap. Unrealized gains and losses result from changes in the fair value of the swap and realized gains and losses reflect the amounts payable or receivable between the fixed rate on the swap and LIBOR. Our interest rate swap expires in June 2022 and does not qualify for hedge accounting treatment.
Income Tax Provision
Income tax provision consists of domestic and foreign corporate income taxes related to earnings from our sale of services, with statutory tax rates that differ by jurisdiction. We expect the income earned by our international entities to grow over time as a percentage of total income, which may impact our effective income tax rate. However, our effective tax rate will be affected by many other factors including changes in tax laws, regulations or rates, new interpretations of existing laws or regulations, shifts in the allocation of income earned throughout the world and changes in overall levels of income before tax. The computation of the provision for or benefit from income taxes for interim periods is determined by applying the estimated annual effective tax rate to year-to-date (loss) income before tax and adjusting for discrete tax items recorded in the period, if any.
Results of Operations
Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2022
The following table sets forth certain historical consolidated financial performance for the three months ended March 31, 2021 compared to the three months ended March 31, 2022:

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2021	2022	$	%
(dollars in thousands, except per share amounts)
Revenues	$139,370	$191,972	$52,602	37.7%
Cost of revenues (exclusive of depreciation and amortization below)	67,579	100,956	33,377	49.4%
Corporate technology and production systems	10,353	12,552	2,199	21.2%
Selling, general and administrative	29,606	42,333	12,727	43.0%
Depreciation and amortization	20,549	20,156	(393)	(1.9)%
Impairments of long-lived assets	2,876	—	(2,876)	(100.0)%
Total operating expenses	130,963	175,997	45,034	34.4%
Operating income	8,407	15,975	7,568	90.0%
Interest expense, net	7,570	6,336	(1,234)	(16.3)%
Gain on interest rate swaps	(46)	(328)	(282)	613.0%
Other income	(271)	(354)	(83)	30.6%
Total other expense, net	7,253	5,654	(1,599)	(22.0)%
Income before income taxes	1,154	10,321	9,167	794.4%
Income tax provision	526	4,085	3,559	676.6%
Net income	$628	$6,236	$5,608	893.0%

Net income margin	0.5%	3.2%		2.8%
Net income per share - basic	$0.01	$0.07	$0.06	836.3%

Revenues
Revenues increased by 37.7%, or $52.6 million, from $139.4 million for the three months ended March 31, 2021 to $192.0 million for the three months ended March 31, 2022. The 37.7% growth rate was driven by 30.4% organic constant currency revenue growth and 8.0% inorganic growth from the acquisition of EBI, partially offset by a 0.7% unfavorable impact from fluctuations in foreign currency. The organic revenue increase reflected base revenue growth of 20.1%, including cross-sell and up-sell, net of attrition, and new customer growth of 9.7%. Notably, our investments in technology and products, coupled with our best-in-class turnaround times and customer-first focus, drove a 200 basis point improvement in our gross retention rate from 94% for the twelve months ended March 31, 2021 to 96% for the twelve months ended March 31, 2022. Pricing was relatively stable across the periods and not meaningful to the change in revenues.
Total revenue in our U.S. business grew 45.9% year-over-year. We saw broad-based strength across our industry Verticals, with particularly exceptional results in our Consumer and Gig, Industrials, Technology Media and Financial and Business Services Verticals, as we executed our growth playbook and benefited from secular tailwinds that are driving increased labor turnover. Our international business experienced total revenue growth of 8.2%, with double-digit revenue growth in Canada and APAC.
Cost of Revenues
Cost of revenues increased by 49.4%, or $33.4 million, from $67.6 million for the three months ended March 31, 2021 to $101.0 million for the three months ended March 31, 2022. This was driven by a $25.5 million increase due to increased volume and a $7.9 million increase due to higher cost of revenue on the EBI business, additional payroll and related expenses due to increased headcount to support revenue growth and higher stock-based compensation expense related to IPO equity grants to employees.
Cost of revenues as a percentage of revenues increased by 410 basis points from 48.5% for the three months ended March 31, 2021 to 52.6% for the three months ended March 31, 2022.
Corporate Technology and Production Systems Expense
Corporate technology and production systems expense increased by 21.2%, or $2.2 million, from $10.4 million for the three months ended March 31, 2021 to $12.6 million for the three months ended March 31, 2022. These expenses include costs related to maintaining our corporate information technology infrastructure and non-capitalizable costs to develop and maintain our production systems. Costs related to maintaining our corporate information technology infrastructure increased by $1.6 million from $4.6 million for the three months ended March 31, 2021 to $6.1 million for the three months ended March 31, 2022 primarily due to the acquisition of EBI, increased headcount and third party software license cost to support growth and increased stock-based compensation expense from IPO equity grants to employees. Costs to develop platform and product initiatives increased by $0.7 million from $3.6 million for the three months ended March 31, 2021 to $4.2 million for the three months ended March 31, 2022 due primarily to increased stock-based compensation expense resulting from IPO equity grants to employees. Costs related to maintaining our production systems remained flat at $2.2 million for the three months ended March 31, 2021 and 2022.
These expenses also include non-capitalizable costs related to Project Ignite. We incurred $0.9 million related to phase one, $1.3 million related to phase two and $0.7 million related to phase three in the three months ended March 31, 2021, and $1.0 million related to phase two and $2.2 million related to phase three in the three months ended March 31, 2022. For more information about Project Ignite, including information related to the anticipated completion and treatment of non-capitalizable expenses in future periods, please see “—Components of our Results of Operations—Operating Expenses—Corporate Technology and Production Systems.”
Selling, General and Administrative
Selling, general and administrative expenses increased by 43.0%, or $12.7 million, from $29.6 million for the three months ended March 31, 2021 to $42.3 million for the three months ended March 31, 2022. The year-over-year increase was primarily driven by a $5.2 million increase in payroll and related taxes and benefits expense driven by additional headcount, partially due to the EBI acquisition, a $3.3 million increase in stock-based compensation expense related to IPO equity grants to employees and a $2.7 million increase due to higher professional fees and insurance costs related to operating as a public company. The remainder of the increase was due to higher variable costs required to support revenue growth.
Depreciation and Amortization
Depreciation and amortization expense decreased by 1.9%, or $0.4 million, from $20.5 million for the three months ended March 31, 2021 to $20.2 million for the three months ended March 31, 2022, primarily due to lower intangible asset amortization, as new intangible assets were added at a lower rate compared to those which became fully depreciated in the interim period coupled with reduced fixed asset depreciation resulting from decreased capital expenditure activity.
Impairments of Long-Lived Assets
Impairments of long-lived assets totaled $2.9 million for the three months ended March 31, 2021 primarily resulting from the write-off of fixed assets related to the exit of our Bellevue, Washington office. There was no impairment of goodwill or other intangible assets during the three months ended March 31, 2022.
Interest Expense, Net
Interest expense decreased by 16.3%, or $1.2 million, from $7.6 million for the three months ended March 31, 2021 to $6.3 million for the three months ended March 31, 2022 primarily due to the reduction in the outstanding debt balance following the $100 million principal payment on our First Lien Term Loan in November 2021. Amortization of the loan discount and deferred issuance costs resulted in expense of $0.6 million and $0.5 million for three months ended March 31, 2021 and 2022, respectively.
Gain on Interest Rate Swaps
Gain on interest rate swaps increased $0.3 million, from a gain of less than $0.1 million for the three months ended March 31, 2021 to a gain of $0.3 million for the three months ended March 31, 2022 due to a realized loss of $2.1 million offset by a mark to market (“MTM”) gain of $2.4 million.
Income Tax Provision
Income tax provision increased $3.6 million from $0.5 million for the three months ended March 31, 2021 to $4.1 million for the three months ended March 31, 2022, resulting in an effective tax rate of 45.6% and 39.6%, respectively. The increase in the income tax provision is primarily due to the increase in income before taxes. Income before taxes increased $9.2 million from $1.2 million for the three months ended March 31, 2021 to $10.3 million for the three months ended March 31, 2022. For the three months ended March 31, 2021 and 2022, the effective rate differs from the statutory rate mainly due to a jurisdictional mix of earnings and permanent items.
Net Income and Net Income Margin
Net income increased $5.6 million from net income of $0.6 million for the three months ended March 31, 2021 to net income of $6.2 million for the three months ended March 31, 2022. Net income margin increased 281 basis points from a net income margin of 0.5% for the three months ended March 31, 2021 to a net income margin of 3.2% for the three months ended March 31, 2022.
The increase in both net income and net income margin resulted primarily from improved operating leverage as revenues increased by 37.7% while operating expenses increased by only 34.4%.
Net Income per Share
Net income per share increased $0.06 per share from net income of $0.01 per share for the three months ended March 31, 2021 to net income of $0.07 per share for the three months ended March 31, 2022 due to the increase in net income.
Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q contains “non-GAAP financial measures,” which are financial measures that are not calculated and presented in accordance with US GAAP.
Specifically, we make use of the non-GAAP financial measures “organic constant currency revenue growth”, “Adjusted EBITDA,” “Adjusted EBITDA Margin,” “Adjusted Net Income,” “Adjusted Earnings Per Share” and “Adjusted Free Cash Flow” to assess the performance of our business.
Organic constant currency revenue growth is calculated by adjusting for inorganic revenue growth, which is defined as the impact to revenue growth in the current period from merger and acquisition (“M&A”) activity that has occurred over the past twelve months, and converting the current period revenue at foreign currency exchange rates consistent with the prior period. We present organic constant currency revenue growth because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance; however, it has limitations as an analytical tool, and you should not consider such a measure either in isolation or as a substitute for analyzing our results as reported under US GAAP. In particular, organic constant currency revenue growth does not reflect M&A activity or the impact of foreign currency exchange rate fluctuations.
Adjusted EBITDA is defined as net income adjusted for provision for income taxes, interest expense, depreciation and amortization, stock-based compensation, transaction expenses related to our public offering and one-time public company transition expenses, M&A activity, optimization and restructuring, technology transformation costs, foreign currency (gains) and losses and other costs affecting comparability. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue for the applicable period. We present Adjusted EBITDA and Adjusted EBITDA Margin because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management and our Board of Directors use Adjusted EBITDA and Adjusted EBITDA Margin to evaluate the factors and trends affecting our business to assess our financial performance and in preparing and approving our annual budget and believe they are helpful in highlighting trends in our core operating performance. Further, our executive incentive compensation is based in part on components of Adjusted EBITDA. Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tools and should not be considered in isolation or as substitutes for our results as reported under US GAAP. Adjusted EBITDA excludes items that can have a significant effect on our profit or loss and should, therefore, be considered only in conjunction with net income (loss) for the period. Because not all companies use identical calculations, these measures may not be comparable to other similarly titled measures of other companies.
Adjusted Net Income is a non-GAAP profitability measure. Adjusted Net Income is defined as net income adjusted for amortization of acquired intangible assets, stock-based compensation, transaction expenses related to our public offering and one-time public company transition expenses, M&A activity, optimization and restructuring, technology transformation costs, and certain other costs affecting comparability, adjusted for the applicable tax rate. Adjusted Earnings Per Share is defined as Adjusted Net Income divided by diluted weighted average shares for the applicable period. We present Adjusted Net Income and Adjusted Earnings Per Share because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding certain material non-cash items and unusual items that we do not expect to continue at the same level in the future. Our management believes that the inclusion of supplementary adjustments to net income (loss) applied in presenting Adjusted Net Income provide additional information to investors about certain material non-cash items and about items that we do not expect to continue at the same level in the future. Adjusted Net Income and Adjusted Earnings Per Share have limitations as analytical tools, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under US GAAP.
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

Organic Constant Currency Revenue Growth
The following table reconciles revenue growth, the most directly comparable US GAAP measure, to organic constant currency revenue growth for the three months ended March 31, 2021 and 2022. There was no impact of inorganic revenue growth on our revenue in the three months ended March 31, 2021. For the three months ended March 31, 2022, we have provided the impact of revenue from the acquisition of EBI.

	Three Months Ended
	March 31,
	2021	2022
Reported revenue growth	16.7%	37.7%
Inorganic revenue growth (1)	—%	8.0%
Impact from foreign currency exchange (2)	2.1%	(0.7)%
Organic constant currency revenue growth	14.6%	30.4%
__________

(1)Impact to revenue growth in the current period from M&A activity that has occurred over the past twelve months.
(2)Impact to revenue growth in the current period from fluctuations in foreign currency exchange rates.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA increased by 29.4%, or $10.8 million, from $36.8 million for the three months ended March 31, 2021 to $47.6 million for the three months ended March 31, 2022. This was due to increased revenue and improved operating leverage. Adjusted EBITDA Margin decreased by 159 basis points year-over-year from 26.4% for the three months ended March 31, 2021 to 24.8% for the three months ended March 31, 2022, predominantly driven by a full quarter of public company costs as well as lower margin from EBI.
The following table reconciles net income, the most directly comparable US GAAP measure, to Adjusted EBITDA for the three months ended March 31, 2021 and 2022:

	Three Months Ended
	March 31,
	2021	2022
(dollars in thousands)
Net income	$628	$6,236
Income tax provision (benefit)	526	4,085
Interest expense, net	7,570	6,336
Depreciation and amortization	20,549	20,156
Stock-based compensation	898	5,108
Transaction expenses(1)	1,089	1,888
Restructuring(2)	3,035	346
Technology Transformation(3)	2,059	3,762
Gain on interest rate swaps(4)	(46)	(328)
Other(5)	496	47
Adjusted EBITDA	$36,804	$47,636
Adjusted EBITDA Margin	26.4%	24.8%

(1)Consists of transaction expenses related to mergers and acquisitions, associated earn-outs, investor management fees in connection with the Fourth Amended and Restated Management Services Agreement and costs related to preparation of our IPO and one-time public company transition expenses. For the three months ended March 31, 2021, approximately $0.6 million related to preparation of our IPO and approximately $0.4 million in costs related to mergers and acquisitions. For the three months ended March

31, 2022, costs consisted primarily of $1.5 million of one-time public company transition expenses and $0.3 million in costs related to mergers and acquisitions.
(2)Consists of restructuring-related costs, including executive recruiting and severance charges, and lease termination costs and disposal of fixed assets related to our real estate consolidation efforts. During 2019 and 2020, we executed an extensive restructuring program, significantly strengthening our management team and creating a client-facing industry-specific Vertical organization. This program was completed by the end of 2020 and the final costs related to this program were incurred through the first quarter of 2021. Beginning in 2020, we began executing a virtual-first strategy, closing offices and reducing office space globally. For the three months ended March 31, 2021, approximately $2.5 million was related to our real estate consolidation program, consisting primarily of the write-off on disposal of fixed assets for our exited facility in Bellevue, Washington. The remaining costs consisted of $0.5 million of restructuring-related executive recruiting and severance charges. For the three months ended March 31, 2022, the costs consisted of $0.3 million in expenses related to our real estate consolidation program.
(3)Includes costs related to technology modernization efforts, as well as costs related to decommissioning of on premise production systems and redundant fulfillment systems of acquired companies and the migration to the Company’s platform. We believe that these costs are discrete and non-recurring in nature, as they relate to a one-time restructuring and decommissioning of our on-premise production systems and corporate technological infrastructure and the move to a managed service provider, decommissioning redundant fulfillment systems and modernizing internal functional systems. As such, they are not normal, recurring operating expenses and are not reflective of ongoing trends in the cost of doing business. The significant majority of these are related to the last two phases of Project Ignite, a three-phase strategic investment initiative launched in 2019 to create an enterprise-class global platform, with the remainder related to an investment made to modernize internal functional systems in preparation for our public company infrastructure. For the three months ended March 31, 2021, we made an investment of approximately $3.0 million in Project Ignite. For the three months ended March 31, 2022, investment related to Project Ignite was $3.2 million. The remaining $0.6 million relates to costs for decommissioning of the on-premise production system and decommissioning of the redundant fulfillment system of EBI and migrating onto the Company’s platform.
(4)Consists of gain on interest rate swaps. See Part I. Item 3. “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” for additional information on interest rate swaps.
(5)Consists of costs related to loss on foreign currency transactions.
The following table presents the calculation of Net Income Margin and Adjusted EBITDA Margin for the three months ended March 31, 2021 and 2022:

	Three Months Ended
	March 31,
	2021	2022
(dollars in thousands)
Net income	$628	$6,236
Adjusted EBITDA	$36,804	$47,636
Revenues	$139,370	$191,972
Net income margin	0.5%	3.2%
Adjusted EBITDA margin	26.4%	24.8%
Adjusted Net Income and Adjusted Earnings Per Share
Adjusted Net Income increased by 57.9%, or $9.0 million, from $15.5 million for the three months ended March 31, 2021 to $24.4 million for the three months ended March 31, 2022. The increase was primarily driven by an increase in revenues and improved operating leverage.
Adjusted Earnings Per Share—basic increased by 52.9%, or $0.09 per share from $0.17 per share for the three months ended March 31, 2021 to $0.26 per share for the three months ended March 31, 2022. Adjusted Earnings Per Share—diluted increased by 47.1%, or $0.08 per share from $0.17 per share for the three months ended March 31, 2021 to $0.25 per share for the three months ended March 31, 2022. The increase in Earnings Per Share—basic and Earnings Per Share—diluted was primarily due to the increase in Adjusted Net Income.

The following table reconciles net income, the most directly comparable US GAAP measure, to Adjusted Net Income and Adjusted Earnings Per Share for the three months ended March 31, 2021 and 2022:

	Three Months Ended
	March 31,
	2021	2022
(in thousands, except per share amounts)
Net income	$628	$6,236
Income tax provision	526	4,085
Income before income taxes	1,154	10,321
Amortization of acquired intangible assets	13,263	13,764
Stock-based compensation	898	5,108
Transaction expenses(1)	1,089	1,888
Restructuring(2)	3,035	346
Technology Transformation(3)	2,059	3,762
Gain on interest rate swaps(4)	(46)	(328)
Other(5)	496	47
Adjusted Net Income before income tax effect	21,948	34,908
Income tax effect(6)	6,498	10,507
Adjusted Net Income	$15,450	$24,401
Net Income per share—basic	$0.01	$0.07
Net Income per share—diluted	$0.01	$0.06
Adjusted Earnings Per Share—basic	$0.17	$0.26
Adjusted Earnings Per Share—diluted	$0.17	$0.25

(1)Consists of transaction expenses related to mergers and acquisitions, associated earn-outs, investor management fees, and costs related to preparation of our IPO and one-time public company transition expenses.
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
(3)Includes costs related to technology modernization and acquisition-related technology integration and migration efforts. We believe that these costs are discrete and non-recurring in nature, as they relate to a one-time restructuring and decommissioning of our on-premise production systems and corporate technological infrastructure and the move to a managed service provider, decommissioning redundant fulfillment systems and modernizing internal functional systems. As such, they are not normal, recurring operating expenses and are not reflective of ongoing trends in the cost of doing business. The significant majority of these are related to the last two phases of Project Ignite, with the remainder related to an investment made to modernize internal functional systems in preparation for our public company infrastructure.
(4)Consists of gain on interest rate swaps. See Part I. Item 3. “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” for additional information on interest rate swaps.
(5)Consists of costs related to loss on foreign currency transactions.
(6)Normalized effective tax rates of 29.6% and 30.1% have been used to compute Adjusted Net Income for the three months ended March 31, 2021 and 2022, respectively. As of December 31, 2021, we had net operating loss carryforwards of approximately $80.7 million for federal income tax purposes and deferred tax assets of approximately $8.2 million related to state and foreign income tax loss carryforwards available to reduce future income subject to income taxes. The amount of actual cash taxes we pay for federal, state, and foreign income taxes differs significantly from the effective income tax rate computed in accordance with US GAAP, and from the normalized rate shown above.

The following table reconciles net income per share, the most directly comparable US GAAP measure, to Adjusted Earnings Per Share for the three months ended March 31, 2021 and 2022:

	Three Months Ended
	March 31,
	2021	2022
(in thousands, except share and per share amounts)
Net income	$628	$6,236
Less: Undistributed amounts allocated to participating securities	3	—
Undistributed earnings allocated to stockholders	$625	$6,236

Weighted average number of shares outstanding – basic	88,602,167	93,967,819
Weighted average number of shares outstanding – diluted	92,165,163	99,186,456
Net income per share – basic	$0.01	$0.07
Net income per share – diluted	$0.01	$0.06

Adjusted Net Income	$15,450	$24,401
Less: Undistributed amounts allocated to participating securities	64	—
Undistributed earnings allocated to stockholders	$15,386	$24,401

Weighted average number of shares outstanding – basic	88,602,167	93,967,819
Weighted average number of shares outstanding – diluted	92,165,163	99,186,456
Adjusted earnings per share – basic	$0.17	$0.26
Adjusted earnings per share – diluted	$0.17	$0.25

The following table presents the calculation of Adjusted Diluted Earnings Per Share for the three months ended March 31, 2021 and 2022:

	Three Months Ended
	March 31,
	2021	2022
Net income per share – diluted	$0.01	$0.06
Adjusted Net Income adjustments per share
Income tax expense	0.01	0.04
Amortization of acquired intangible assets	0.14	0.14
Stock-based compensation	0.01	0.05
Transaction expenses(1)	0.01	0.02
Restructuring(2)	0.03	—
Technology Transformation(3)	0.02	0.04
Gain on interest rate swaps(4)	—	—
Other(5)	0.01	—
Income tax effect(6)	(0.07)	(0.11)
Adjusted earnings per share – diluted	$0.17	$0.25
Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding – diluted (US GAAP)	92,165,163	99,186,456
Options not included in weighted average number of shares outstanding – diluted (US GAAP) (using treasury stock method)	—	—
Weighted average number of shares outstanding – diluted (non-GAAP) (using treasury stock method)	92,165,163	99,186,456

(1)Consists of transaction expenses related to mergers and acquisitions, associated earn-outs, investor management fees, and costs related to preparation of our IPO and one-time public company transition expenses.
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
(3)Includes costs related to technology modernization and acquisition-related technology integration and migration efforts. We believe that these costs are discrete and non-recurring in nature, as they relate to a one-time restructuring and decommissioning of our on-premise production systems and corporate technological infrastructure and the move to a managed service provider, decommissioning redundant fulfillment systems and modernizing internal functional systems. As such, they are not normal, recurring operating expenses and are not reflective of ongoing trends in the cost of doing business. The significant majority of these are related to the last two phases of Project Ignite, with the remainder related to an investment made to modernize internal functional systems in preparation for our public company infrastructure.
(4)Consists of gain on interest rate swaps. See Part 1. Item 3. “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” for additional information on interest rate swaps.
(5)Consists of costs related to loss on foreign currency transactions.
(6)Normalized effective tax rates of 29.6% and 30.1% have been used to compute Adjusted Net Income for the three months ended March 31, 2021 and 2022, respectively. As of December 31, 2021, we had net operating loss carryforwards of approximately $80.7 million for federal income tax purposes and deferred tax assets of approximately $8.2 million related to state and foreign income tax loss carryforwards available to reduce future income subject to income taxes. The amount of actual cash taxes we pay for federal, state, and foreign income taxes differs significantly from the effective income tax rate computed in accordance with US GAAP, and from the normalized rate shown above.

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
Our capital expenditures can vary depending on the timing of the development of new products and services and technological enhancement-related investments. Capital expenditures for the three months ended March 31, 2021 and 2022 were approximately $4.2 million and $5.2 million, respectively, primarily related to capitalizable software development.
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
As of March 31, 2022, we had cash and cash equivalents of approximately $44.3 million. As of December 31, 2021, we had cash and cash equivalents of $48.0 million. All cash and cash equivalents are held with independent financial institutions with a minimum credit rating of A as defined by the three main credit rating agencies. As of March 31, 2022, all cash and cash equivalents were held in accounts with banks such that the funds are immediately available or in fixed term deposits with a maximum maturity of three months.
Credit Facility
In June 2015, our subsidiary Sterling Midco Holdings, Inc. (predecessor to Sterling Infosystems, Inc.) entered into a first lien credit agreement as borrower (as most recently amended by the Sixth Amendment thereto dated August 11, 2021, the “Credit Agreement”) with KeyBank National Association, as administrative agent (the “Administrative Agent”), certain guarantors party thereto and various lenders, including Goldman Sachs Lending Partners LLC, as lenders. The Credit Agreement provides for aggregate principal borrowings of $795.0 million (subject to the increase described below), comprising a $655.0 million original principal amount of term loan (the “First Lien Term Loan”) which matures in June 2024 and a $140.0 million revolving credit facility (the “Revolving Credit Facility”), which matures the earlier of (a) August 11, 2026 or(b) December 31, 2023 unless, on or prior to December 31, 2023, the First Lien Term Loan has been (i) refinanced with the proceeds of indebtedness with a final maturity date that is no earlier than February 11, 2027 or (ii) amended, modified or waived, such that the final maturity date of the First Lien Term Loan is no earlier than February 11, 2027.
Amounts outstanding under the First Lien Term Loan bear interest under either of the following two rates, elected in advance quarterly by the borrower for periods of either one month, two months, three months or six months: (1) an applicable rate of 2.5% plus a base rate (equal to the greater of (a) the prime rate (b) the federal funds rate plus 1⁄2 of 1% or (c) the one-month LIBOR plus 1%, subject to a 2% floor); or (2) an applicable rate of 3.5% plus one-month LIBOR which is subject to a 1% floor. Interest on LIBOR borrowings is payable on the last business day of the interest period selected except in the case of a six-month election, in which case it is payable on the last day of the third and sixth month. The interest rate in effect for the First Lien Term Loan as of March 31, 2022 was 4.5%. The First Lien Term Loan requires $1.6 million repayment of principal on the last business day of each March, June, September and December. Under the Credit Agreement, we must also make a mandatory prepayment of principal in the amount of 50% of the excess cash, as defined in the Credit Agreement, generated in any given year, if our Net Leverage Ratio (as defined in the Credit Agreement) is greater than or equal to 2.95:1.00. Per the terms of the Credit Agreement, there was no excess cash flow payment required for the year ended December 31, 2021. On November 1, 2021, the Company utilized the net proceeds from the IPO and cash on hand to repay $100.0 million of outstanding borrowings under the First Lien Term Loan. All remaining outstanding principal is due at maturity in June 2024. We have been in compliance with all covenants under the Credit Agreement since origination.
Pursuant to the Sixth Amendment to the Credit Agreement, the $85.0 million Revolving Credit Facility automatically increased an additional $55.0 million to $140.0 million upon the consummation of the IPO on September 23, 2021.
Amounts outstanding under the Revolving Credit Facility bear interest at a tiered floating interest rate based on the net leverage ratio of the borrower. The rate may be chosen periodically in advance of each interest period at the election of the borrower, as follows: (1) an applicable rate of 2.5% plus the greater of (a) the prime rate (b) the federal funds rate plus 1⁄2 of 1% (c) the one-month LIBOR plus 1% or (d) a 2% floor or (2) an applicable rate of 3.5% plus one-month LIBOR. In addition, there is a quarterly fee of 0.50% or 0.375% on the unused portion of the commitments based on the first lien net leverage ratio. Unused and therefore available borrowings under the Revolving Credit Facility, net of letters of credit, were $139.3 million as of December 31, 2021 and March 31, 2022. The Revolving Credit Facility matures on the earlier of August 11, 2026 or December 31, 2023 unless, on or prior to December 31, 2023, the First Lien Term Loan has been refinanced with a final maturity date that is no earlier than February 11, 2027 or amended, modified or waived, such that the final maturity date of the First Lien Term Loan is no earlier than February 11, 2027. We can use available funding capacity under the Revolving Credit Facility to satisfy letters of credit related to leased office space and other obligations, subject to a sublimit equal to the lesser of $20.0 million or aggregate amounts available for borrowing under the Revolving Credit Facility. The issuance of letters of credit reduce the available capacity under the Revolving Credit Facility. We had outstanding letters of credit totaling $0.7 million as of December 31, 2021 and March 31, 2022 and additional availability for letters of credit of $19.3 million.
The Credit Agreement contains covenants that, among other things restrict our ability to: incur certain additional indebtedness; transfer money between our various subsidiaries; pay dividends on, repurchase or make distributions with respect to our subsidiaries’ capital stock or make other restricted payments; issue stock of subsidiaries; make certain investments, loans or advances; transfer and sell certain assets; create or permit liens on assets; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into certain transactions with our affiliates; and amend certain documents. The Credit Agreement also contains financial covenants that require us to maintain a total specified leverage ratio of less than 6.75:1.00 for so long as we have borrowed at least 35% or more of the total availability under the Revolving Credit Facility. Compliance with the financial covenants may be waived by lenders holding a majority of the Revolving Credit Facility. We were in compliance with all financial covenants under the Credit Agreement as of March 31, 2022.
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

Cash Flows
The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2021 and 2022:

	Three Months Ended
	March 31,
	2021	2022
(in thousands)
Net cash provided by operating activities	$21,983	$3,445
Net cash used in investing activities	(4,185)	(5,233)
Net cash used in financing activities	(127)	(1,771)
Increase (decrease) in cash and cash equivalents	17,671	(3,559)
Effect of exchange rate changes on cash	151	(92)
Cash and cash equivalents at beginning of the period	66,633	47,998
Cash and cash equivalents at end of the period	$84,455	$44,347
Operating Activities
Net cash provided by operating activities of $22.0 million for the three months ended March 31, 2021 reflects the adjustment to net income for non-cash charges totaling $19.9 million, primarily driven by $20.5 million in depreciation and amortization, $2.9 million of impairments of long-lived assets, $0.9 million of stock-based compensation and $0.6 million of debt discount amortization partially offset by $2.4 million in deferred income taxes, $1.1 million of deferred rent and $1.5 million of changes in the fair value of derivatives. Changes in operating assets and liabilities provided an additional $1.5 million of operating cash flow.
Net cash provided by operating activities of $3.4 million for the three months ended March 31, 2022 reflects the adjustment to net income for non-cash charges totaling $26.7 million primarily driven by $20.2 million of depreciation and amortization, $5.1 million of stock-based compensation and $3.4 million of deferred income taxes offset by $2.5 million of changes in the fair value of derivatives. Changes in operating assets and liabilities for the three months ended March 31, 2022 decreased cash flow from operating activities by $29.4 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2021 and 2022 was $4.2 million and $5.2 million, respectively. Net cash used in investing activities for the three months ended March 31, 2021 consisted of a $3.8 million investment in capitalized software and $0.3 million in purchases of computer hardware and other property, plant and equipment. Net cash used in investing activities for the three months ended March 31, 2022 consisted of a $3.7 million investment in capitalized software and $1.5 million in purchases of computer hardware and other property, plant and equipment.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2021 was $0.1 million. Net cash used in financing activities for the three months ended March 31, 2022 was $1.8 million. The increase in net cash used in financing year-over-year is primarily due to a decrease in proceeds from issuance of common stock during the period ended March 31, 2022 compared to the period ended March 31, 2021.
Adjusted Free Cash Flow
For the three months ended March 31, 2021, we generated $17.9 million of Adjusted Free Cash Flow compared to $(1.8) million for the three months ended March 31, 2022. The decrease in Adjusted Free Cash Flow compared to the prior year period was driven by a return to our normal bonus payment structure and the timing of interest and tax payments.

The following table reconciles net cash flow provided by operating activities, the most directly comparable US GAAP measure, to Adjusted Free Cash Flow for the three months ended March 31, 2021 and 2022. For the three months ended March 31, 2021, we adjusted Free Cash Flow for one-time, cash, non-operating charges related to the completed IPO.

	Three Months Ended
	March 31,
(in thousands)	2021	2022
Net Cash provided by Operating Activities	$21,983	$3,445
Total IPO adjustments (1)	122	—
Purchases of intangible assets and capitalized software	(3,839)	(3,742)
Purchases of property and equipment	(346)	(1,495)
Adjusted Free Cash Flow	$17,920	$(1,792)
_______________
(1) Includes one-time, cash, non-operating charges related to our IPO. Costs include $0.1 million of professional fees in preparation of our IPO.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in accordance with US GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2021 Annual Report for a description of our critical accounting estimates and Note 2, “Summary of Significant Accounting Policies” to our 2021 consolidated financial statements in our 2021 Annual Report for our significant accounting policies. During the three months ended March 31, 2022, we adopted FASB ASC Topic 326, “Financial Instruments - Credit Losses” (“CECL”) with an adoption date of January 1, 2022. As a result, we changed our accounting policy for allowance for credit losses and the adoption of CECL resulted in an immaterial cumulative effect adjustment recorded in retained earnings as of January 1, 2022. For additional information, see Note 2, “Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements in this quarterly report on Form 10-Q. There were no additional changes to our critical accounting estimates in the three months ended March 31, 2022. See Note 3, “Recent Accounting Standards Update” to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of new accounting guidance adopted during the first three months of 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency and Derivative Risk
We from time to time enter into foreign currency options and forward contracts to mitigate the foreign exchange risk on expected future cash outlays to fund our fulfillment centers. We hedge our Indian rupee (“INR”) denominated expenses through foreign exchange contracts. These contracts were designated as cash flow hedges and qualified for hedge accounting under US GAAP. As of December 31, 2021 and March 31, 2022, we did not have any outstanding foreign currency options or forward contracts. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is also presented in the same line of the unaudited condensed consolidated statements of income and comprehensive income as the earnings effect of the hedged transaction. During the three months ended March 31, 2021, there was a gain of $0.1 million related to the excluded components of the hedged transaction, which was reclassified into cost of revenues and selling, general and administrative expense in the unaudited condensed consolidated statements of income and comprehensive income. There were no such gains or losses during the three months ended March 31, 2022.
Recognized realized net gains from remeasurement of foreign currency forward contracts were immaterial for the three months ended March 31, 2021. There were no recognized realized net gains or losses from remeasurement of foreign currency forward contracts during the three months ended March 31, 2022.
Credit Risk
As of December 31, 2021 and March 31, 2022, we had accounts receivable, net of allowance for expected credit losses, of $127.9 million and $147.9 million, respectively. For the three months ended March 31, 2021 and 2022, no single client accounted for more than 3% of our revenue. No single client had an accounts receivable balance greater than 3% of total accounts receivable as of December 31, 2021 or March 31, 2022.
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings, mainly under our Credit Agreement. Our First Lien Term Loan accrues interest at either (1) an applicable rate of 2.5% plus the greater of (a) the prime rate or (b) the federal funds rate plus 1/2 of 1% (c) the one-month LIBOR plus 1%, or (d) a 2% floor; (2) an applicable rate of 3.5% plus one-month LIBOR which is subject to a 1% floor. Our borrowings as of March 31, 2022 accrue interest at 4.5%, based on an applicable rate of 3.5% plus LIBOR rate floor of 1% as per (2) above.
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

Off-Balance Sheet Arrangements
As of March 31, 2022, we did not have any off-balance sheet arrangements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the

Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the company, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Based upon the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.

However, after giving full consideration to the material weakness, and the additional analyses and other procedures that we performed to ensure that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with US GAAP, our management has concluded that our consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Material Weakness in Internal Control over Financial Reporting
As disclosed in our 2021 Annual Report, during the course of preparing for the IPO, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
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
Remediation of Material Weakness
We are designing and implementing measures designed to improve our internal control over financial reporting and to remediate this material weakness. In September 2021, we hired a Chief Tax Officer with over 25 years of tax leadership experience working for and with several of the largest public global Fortune 500 companies. As of the filing of this Quarterly Report on Form 10-Q, we had expanded our tax team to a total of four, by hiring two internal resources specializing in domestic and international tax. We plan to continue to search for additional tax personnel with the appropriate knowledge, training and experience to appropriately analyze, record and disclose tax accounting matters timely and accurately, and to design and maintain appropriate accounting policies, procedures and controls over income and other taxes, commensurate with our financial reporting requirements. Additionally, we are currently supplementing our resources through the use of a third-party tax advisor and intend to continue utilizing the third-party tax advisor until we have hired sufficient tax personnel. During the fourth quarter of 2021, we designed and implemented annual controls over income taxes to further improve the control environment, including automating the year-end global tax provision through the use of software. We are committed to maintaining a strong internal control environment, and we expect to continue our efforts to ensure the material weakness described above is remediated. In December 2021, we hired a Head of Internal Audit and Enterprise Risk Management with over 20 years of internal audit and risk management leadership experience working for and with the big four public accounting firms, technology companies and global Fortune 500 companies. However, the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting
Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or taken together have a material adverse effect on our business, financial condition, or liquidity.
Item 1A. Risk Factors.
There have been no material changes with respect to the risk factors as previously disclosed in our 2021 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
(a) Exhibits.

Exhibit No.	Exhibit Description

10.1*	Waiver to Amended and Restated Stockholders’ Agreement, dated as of April 8, 2022, among Sterling Check Corp. and the Founder Stockholders party thereto.
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

Date: May 10, 2022

By:	/s/ Peter Walker
Peter Walker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2022