Form 10-Q
period 2022-06-30
Sterling Check Corp.
filed 2022-08-09
CIK 1645070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The total number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of August 8, 2022 was 96,360,390 (excluding treasury shares of 107,820).

STERLING CHECK CORP. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	December 31, 2021	June 30, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,998	$65,811
Accounts receivable (net of allowance of $2,949 and $3,322 as of December 31, 2021 and June 30, 2022, respectively)	127,927	164,179
Prepaid expenses	12,510	13,080
Operating leases right-of-use asset	—	3,282
Other current assets	11,563	12,173
Total current assets	199,998	258,525
Property and equipment, net	11,124	11,647
Goodwill	852,536	850,309
Intangible assets, net	297,146	266,497
Deferred income taxes	4,770	4,495
Operating leases right-of-use asset	—	15,736
Other noncurrent assets, net	6,685	8,432
TOTAL ASSETS	$1,372,259	$1,415,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,127	$44,767
Accrued expenses	67,971	58,135
Current portion of long-term debt	6,461	6,461
Operating leases liability, current portion	—	3,553
Other current liabilities	24,361	16,961
Total current liabilities	129,920	129,877
Long-term debt, net	499,107	496,835
Deferred income taxes	28,584	30,065
Long-term operating leases liability, net of current portion	—	18,176
Other liabilities	5,024	4,742
Total liabilities	$662,635	$679,695
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Preferred stock ($0.01 par value; 100,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 1,000,000,000 shares authorized, 95,854,795 shares issued and 95,746,975 shares outstanding as of December 31, 2021; 1,000,000,000 shares authorized, 96,518,087 shares issued and 96,410,267 shares outstanding as of June 30, 2022)	68	73
Additional paid-in capital	916,578	928,486
Common stock held in treasury (107,820 shares as of December 31, 2021 and June 30, 2022)	(897)	(897)
Accumulated deficit	(206,218)	(188,609)
Accumulated other comprehensive income (loss)	93	(3,107)
Total stockholders’ equity	709,624	735,946
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,372,259	$1,415,641
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2021	2022	2021	2022
REVENUES	$159,328	$205,591	$298,698	$397,563
OPERATING EXPENSES:
Cost of revenues (exclusive of depreciation and amortization below)	75,580	107,576	143,159	208,532
Corporate technology and production systems	9,998	12,539	20,351	25,091
Selling, general and administrative	38,605	41,886	68,211	84,219
Depreciation and amortization	20,299	19,872	40,848	40,028
Impairments of long-lived assets	49	612	2,925	612
Total operating expenses	144,531	182,485	275,494	358,482
OPERATING INCOME	14,797	23,106	23,204	39,081
OTHER EXPENSE (INCOME):
Interest expense, net	7,603	6,619	15,173	12,955
Loss (gain) on interest rate swaps	133	32	87	(296)
Other income	(362)	(508)	(633)	(862)
Total other expense, net	7,374	6,143	14,627	11,797
INCOME BEFORE INCOME TAXES	7,423	16,963	8,577	27,284
Income tax provision	4,026	5,392	4,552	9,477
NET INCOME	$3,397	$11,571	$4,025	$17,807
Unrealized loss on hedged transactions, net of tax	(188)	—	(322)	—
Foreign currency translation adjustments, net of tax	222	(3,483)	594	(3,200)
Total other comprehensive income (loss)	34	(3,483)	272	(3,200)
COMPREHENSIVE INCOME	$3,431	$8,088	$4,297	$14,607
Net income per share attributable to stockholders
Basic	$0.04	$0.12	$0.05	$0.19
Diluted	$0.04	$0.12	$0.05	$0.18
Weighted average number of shares outstanding
Basic	88,826,919	94,024,970	88,717,890	93,996,553
Diluted	88,913,175	99,344,563	88,802,948	99,265,668
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)	Shares Outstanding	Par Value	Additional Paid-In Capital	Common Stock Held in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE as of December 31, 2020	88,554,962	$1	$770,714	$(897)	$(187,691)	$1,057	$583,184
Common stock issued for exercise of employee-based stock options	271,946	—	2,427	—	—	—	2,427
Stock-based compensation	—	—	911	—	—	—	911
Net income	—	—	—	—	628	—	628
Unrealized loss on hedged transactions, net of tax	—	—	—	—	—	(134)	(134)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	372	372
BALANCE as of March 31, 2021	88,826,908	$1	$774,052	$(897)	$(187,063)	$1,295	$587,388
Stock-based compensation	—	—	765	—	—	—	765
Net income	—	—	—	—	3,397	—	3,397
Unrealized loss on hedged transactions, net of tax	—	—	—	—	—	(188)	(188)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	222	222
BALANCE as of June 30, 2021	88,826,908	$1	$774,817	$(897)	$(183,666)	$1,329	$591,584

(in thousands, except share amounts)	Shares Outstanding	Par Value	Additional Paid-In Capital	Common Stock Held in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE as of December 31, 2021	95,746,975	$68	$916,578	$(897)	$(206,218)	$93	$709,624
Issuance of common stock	1,112	—	—	—	—	—	—
Common stock issued for exercise of employee-based stock options	8,486	—	80	—	—	—	80
Issuance of restricted shares, net of forfeitures and vestings	533,095	5	(5)	—	—	—	—
Stock-based compensation	—	—	5,108	—	—	—	5,108
Net income	—	—	—	—	6,236	—	6,236
Cumulative effect adjustment for adoption of CECL, net of tax of $56	—	—	—	—	(198)	—	(198)
Foreign currency translation adjustment, net of tax	—	—	(8)	—	—	283	275
BALANCE as of March 31, 2022	96,289,668	$73	$921,753	$(897)	$(200,180)	$376	$721,125
Issuance of common stock	1,812	—	—	—	—	—	—
Common stock issued for exercise of employee stock options	76,399	—	734	—	—	—	734
Issuance of restricted shares, net of forfeitures and vestings	42,388	—	—	—	—	—	—
Stock-based compensation	—	—	6,023	—	—	—	6,023
Net income	—	—	—	—	11,571	—	11,571
Foreign currency translation adjustment, net of tax	—	—	(24)	—	—	(3,483)	(3,507)
BALANCE as of June 30, 2022	96,410,267	$73	$928,486	$(897)	$(188,609)	$(3,107)	$735,946
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2021	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,025	$17,807
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	40,848	40,028
Deferred income taxes	(699)	3,409
Stock-based compensation	1,653	11,131
Impairments of long-lived assets	2,925	612
Provision for bad debts	496	659
Amortization of financing fees	249	218
Amortization of debt discount	1,156	959
Deferred rent	(1,223)	(146)
Unrealized translation gain on investment in foreign subsidiaries	(229)	(1,220)
Changes in fair value of derivatives	(2,904)	(4,102)
Excess payment on contingent consideration for acquisition	(166)	—
Changes in operating assets and liabilities
Accounts receivable	(24,828)	(36,451)
Insurance receivable	750	—
Prepaid expenses	(2,436)	(702)
Other assets	(1,109)	(3,180)
Accounts payable	12,600	14,249
Litigation settlement obligation	(750)	—
Accrued expenses	15,637	(8,610)
Other liabilities	(705)	(1,382)
Net cash provided by operating activities	45,290	33,279
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,260)	(3,266)
Purchases of intangible assets and capitalized software	(8,035)	(7,616)
Proceeds from disposition of property and equipment	—	9
Net cash used in investing activities	(9,295)	(10,873)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	2,427	814
Payments of IPO issuance costs	—	(225)
Payments of long-term debt	(9,916)	(3,231)
Payment of contingent consideration for acquisition	(738)	(215)
Payments of finance lease obligations	(7)	(1)
Net cash used in financing activities	(8,234)	(2,858)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(103)	(1,735)
NET CHANGE IN CASH AND CASH EQUIVALENTS	27,658	17,813
CASH AND CASH EQUIVALENTS
Beginning of period	66,633	47,998
Cash and cash equivalents at end of period	$94,291	$65,811
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for

Interest, net of capitalized amounts of $137 and $150 for the six months ended June 30, 2021 and 2022, respectively	$12,320	$17,225
Income taxes	2,743	9,531
Noncash investing activities
Purchases of property and equipment in accounts payable and accrued expenses	205	222
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
The Company’s final prospectus related to the initial public offering (“IPO”) of its common stock, $0.01 par value per share (“common stock”) was filed with the Securities and Exchange Commission (“SEC”) on September 24, 2021 pursuant to Rule 424(b) under the Securities Act (the “IPO Prospectus”) and the common stock began trading on the Nasdaq Global Select Market on September 23, 2021. On September 27, 2021, the Company completed its IPO of an aggregate of 16,427,750 shares of common stock at a public offering price of $23.00 per share, pursuant to the IPO Prospectus. The Company sold 4,760,000 shares and certain existing stockholders sold an aggregate of 11,667,750 shares, including 2,142,750 shares that were sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company received aggregate net proceeds of $94.5 million after deducting underwriting discounts and commissions of $6.8 million and other offering expenses of $8.1 million.
As of June 30, 2022, the Company is 62.2% owned by an investment group consisting of entities advised by or affiliated with The Goldman Sachs Group, Inc. (“Goldman Sachs”) and Caisse de dépôt et placement du Québec (“CDPQ”). CDPQ owns its equity interest in the Company indirectly through a limited partnership controlled by Goldman Sachs.

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
Cash and Cash Equivalents
Cash and cash equivalents of $48.0 million and $65.8 million as of December 31, 2021 and June 30, 2022, respectively, include money market instruments with maturities of three months or less. The Company maintained cash outside the U.S. as of December 31, 2021 of $34.2 million with the largest deposits being held in India and Canada, with balances of $15.0 million and $3.6 million, respectively. Cash outside the U.S. was $32.1 million as of June 30, 2022, with the largest deposits being held in India and Canada, with balances of $15.7 million and $6.4 million, respectively.
Foreign Currency
Assets and liabilities of operations having non-USD functional currencies are translated at period-end exchange rates, and income statement accounts are translated at weighted average exchange rates for the period. Gains or losses resulting from translating foreign currency financial statements, net of any related tax effects, are reflected in Accumulated other comprehensive income (loss), a separate component of stockholders’ equity on the unaudited condensed consolidated balance sheets. Gains or losses resulting from foreign currency transactions incurred in currencies other than the local functional currency are included in Other income in the unaudited condensed consolidated statements of income and comprehensive income. The cumulative translation adjustment resulted in a loss of $0.6 million and a loss of $3.8 million as of December 31, 2021 and June 30, 2022, respectively.
Allowance for Credit Losses
Accounts receivable balances consist of trade receivables that are recorded at the invoiced amount, net of allowances for expected credit losses and for potential sales credits and reserves. Sales credits and reserves were $0.4 million and $1.2 million as of December 31, 2021 and June 30, 2022, respectively.

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

The following table summarizes changes in the allowance for expected credit losses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2021	2022	2021	2022
Balance at beginning of period	$1,778	$1,842	$1,861	$2,949
Cumulative effect of accounting change upon adoption of CECL	—	—	—	254
Additions	417	351	496	659
Write-offs, net of recoveries	(16)	(22)	(172)	(1,691)
Foreign currency translation adjustment	1	(10)	(5)	(10)
Balance at end of period	$2,180	$2,161	$2,180	$2,161
Corporate Technology and Production Systems
Corporate technology and production systems includes costs related to maintaining the Company’s corporate information technology infrastructure and non-capitalizable costs to develop and maintain its production systems.
The following table sets forth expenses included in each category of corporate technology and production systems for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2022	2021	2022
Corporate information technology	$4,937	$6,290	$9,489	$12,413
Development of platform and product initiatives	3,740	4,115	7,336	8,364
Production support and maintenance	1,321	2,134	3,526	4,314
Total production systems	5,061	6,249	10,862	12,678
Corporate technology and production systems	$9,998	$12,539	$20,351	$25,091
Corporate information technology consists of salaries and benefits of personnel (including stock-based compensation expense) supporting internal operations such as information technology support and the maintenance of information security and business continuity functions. Also included are third-party costs including cloud computing costs that support the Company’s corporate internal systems, software licensing and maintenance, telecommunications and other technology infrastructure costs.

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
Included within corporate technology and production systems are non-capitalizable production system and corporate information technology expenses related to Project Ignite, a three-phase strategic investment initiative. Phase one of Project Ignite modernized client and candidate experiences and is complete. Phase two of Project Ignite focused on decommissioning the Company’s on-premises data centers and migrating the Company’s production systems and corporate information technological infrastructure to a managed service provider in the cloud. During the first half of 2021, the Company completed phase two initiatives related to the migration of its production and fulfillment systems to the cloud, and as a result, as of December 31, 2021, over 95% of revenue is processed through platforms hosted in the cloud. The Company incurred expenses related to phase two to complete the decommissioning of on-premises data centers for internal corporate technology infrastructure and migration to the cloud which was substantially completed as of June 30, 2022. Phase three of

Project Ignite is decommissioning of the platforms purchased over the prior ten years and the migration of the clients to one global platform. This third and final phase, which the Company expects to substantially complete by year-end 2022, will unify clients onto a single global platform. The future costs related to completing these initiatives will be included in corporate technology and production systems.

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
The Company will cease to be an emerging growth company upon the earliest of (a) the last day of the fiscal year in which it has total annual gross revenues of $1.07 billion or more; (b) the last day of its fiscal year following the fifth anniversary of the date of its IPO; (c) the date on which it has issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date on which it is deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur as of the last day of a fiscal year in which the market value of its common stock held by non-affiliates equals or exceeds $700 million as of the last business day of the second fiscal quarter of such fiscal year, which threshold was not exceeded as of June 30, 2022.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU No. 2016-13”). ASU No. 2016-13 requires an entity to utilize a CECL model to estimate its lifetime expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU No. 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. As per the latest ASU No. 2020-02, “Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842),” the FASB deferred the timelines for certain small public and private entities. The Company adopted the guidance as of January 1, 2022. The adoption of CECL resulted in a $0.3 million cumulative effect adjustment recorded in retained earnings as of January 1, 2022.

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

4.Acquisitions

EBI Acquisition

On November 30, 2021, the Company acquired all of the outstanding shares of Employment Background Investigations, Inc. (“EBI”) for a purchase price of $67.8 million, consisting of $66.3 million of cash and $1.5 million of contingent consideration recorded at fair value. The contingent consideration is limited to a maximum of $8.5 million of additional payments, to be determined based on actual future results. As of December 31, 2021, the fair value of this contingent consideration totaled $1.5 million and consisted of $0.9 million for an earn-out payable two years after the acquisition based upon revenue retention and $0.6 million payable throughout the year following the acquisition based on customer collections on receivables acquired. As of June 30, 2022, the fair value of this contingent consideration totaled $1.2 million and consisted of the $0.9 million earn-out and $0.3 million remaining payable throughout the year following the acquisition based on customer collections on acquired receivables. The Company recorded a preliminary allocation of the purchase price to assets acquired and liabilities assumed based on their estimated fair values as of November 30, 2021 and no measurement period adjustments were recognized during the three and six month periods ended June 30, 2022. The Company incurred approximately $1.9 million of transaction expenses related to the acquisition of EBI during the year ended December 31, 2021.

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

5.Property and Equipment, net

(in thousands)	December 31, 2021	June 30, 2022
Furniture and fixtures	$3,636	$3,134
Computers and equipment	37,767	40,509
Leasehold improvements	7,347	7,468
	48,750	51,111
Less: Accumulated depreciation	(37,626)	(39,464)
Total property and equipment, net	$11,124	$11,647
Depreciation expense on property and equipment was $1.1 million during the three months ended June 30, 2021 and 2022 and $2.4 million and $2.2 million during the six months ended June 30, 2021 and 2022, respectively. Write down of abandoned property and equipment no longer in use was less than $0.1 million for the three months ended June 30, 2021 and $2.8 million for the six months ended June 30, 2021. Write down of abandoned property and equipment no longer in use totaled $0.6 million during the three and six months ended June 30, 2022.
6.Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2022 were as follows:

(in thousands)
Goodwill as of December 31, 2021	$852,536
Foreign currency translation adjustment	(2,227)
Goodwill as of June 30, 2022	$850,309
Intangible Assets
Intangible assets, net consisted of the following for the periods presented:

		December 31, 2021			June 30, 2022
(dollars in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer lists	7 - 17 years	$507,087	$(304,855)	$202,232	$506,367	$(322,741)	$183,626
Trademarks	4 - 16 years	77,434	(31,685)	45,749	77,240	(34,591)	42,649
Non-compete agreement	1 - 4 years	3,191	(2,462)	729	3,181	(2,510)	671
Technology	3 - 7 years	231,165	(191,320)	39,845	238,520	(207,060)	31,460
Domain names	3 - 15 years	10,118	(4,009)	6,109	10,118	(4,345)	5,773
Favorable leases	4 - 14 years	4,940	(2,458)	2,482	4,940	(2,622)	2,318
		$833,935	$(536,789)	$297,146	$840,366	$(573,869)	$266,497
Included within technology is $30.7 million and $29.3 million of internal-use software, net of accumulated amortization, as of December 31, 2021 and June 30, 2022, respectively. As of June 30, 2022, $6.3 million of technology assets have not yet been put in service.

The Company capitalized $8.0 million of costs to develop internal-use software included in technology during the six months ended June 30, 2021 (consisting of internal costs of $6.1 million and external costs of $1.9 million). The Company capitalized $7.6 million of costs to develop internal-use software included in technology during the six months ended June 30, 2022 (consisting of internal costs of $6.1 million and external costs of $1.5 million).
For the three and six months ended June 30, 2021, the Company recorded a write-down related to the impairment of capitalized software in the amount of $0.1 million. There was no write-down of capitalized software during the three and six months ended June 30, 2022.
Amortization expense was $19.2 million and $18.7 million for the three months ended June 30, 2021 and 2022, respectively, and $38.4 million and $37.8 million for the six months ended June 30, 2021 and 2022, respectively.
Except for the customer lists, which are amortized utilizing an accelerated method, all other intangible assets are amortized on a straight-line basis, which approximates the pattern in which economic benefits are consumed. Estimated amortization expense as of June 30, 2022 is as follows for each of the next five years:

(in thousands)
Year Ending December 31,
2022	$31,093
2023	51,235
2024	41,471
2025	32,023
2026	26,423
Thereafter	84,252
$266,497
7.Accrued Expenses
Accrued expenses on the unaudited condensed consolidated balance sheets as of December 31, 2021 and June 30, 2022, consisted of the following:

(in thousands)	December 31, 2021	June 30, 2022
Accrued compensation	$28,851	$22,684
Accrued cost of revenues	18,270	18,230
Accrued interest	4,144	2,226
Other accrued expenses	16,706	14,995
Total accrued expenses	$67,971	$58,135

8.Leases
Effective January 1, 2022, the Company adopted ASC 842, which requires the recognition of all leases, including operating leases on the unaudited condensed consolidated balance sheet by recording a ROU asset and related liability, and elected to exclude short-term leases from adoption. The lease liability and ROU asset will be remeasured when there is a change in the lease term (or upon the occurrence of another reassessment trigger). The Company elected to adopt ASC 842 using the effective date method, which required the Company to recognize and measure all leases that exist at the effective date using a modified transition approach. Under this approach, the Company will not restate financial information for any periods prior to January 1, 2022. ASC 842 includes certain practical expedients intended to ease the burden of adoption. Upon adoption, the Company elected the following package of practical expedients:

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

The Company determines if a contract is a lease or contains a lease at inception. Operating lease liabilities are measured, on each reporting date, based on the present value of the future minimum lease payments over the remaining lease term. The Company’s leases generally do not provide an implicit rate and, therefore, the Company uses the incremental borrowing rate in its credit agreement of 4.50%. The Company used the incremental borrowing rate on January 1, 2022 for all leases that commenced prior to that date. Operating lease assets are measured by adjusting the lease liability for lease incentives, initial direct costs incurred and asset impairments. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term with the operating lease asset reduced by the amount of the expense. Lease terms may include options to extend or terminate a lease when they are reasonably certain to occur.
The Company leases real estate and equipment for use in its operations. The Company has 21 operating leases with remaining lease terms ranging from 1 month to 79 months.
The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2022	2021	2022
Components of total lease costs
Operating lease expense	$1,257	$1,302	$1,719	$2,601
Sublease income	—	(216)	—	(288)
Total net lease costs	$1,257	$1,086	$1,719	$2,313

Information related to the Company’s ROU assets and lease liabilities is as follows:

(dollar amounts in thousands)	June 30, 2022
Operating leases
Operating leases ROU asset - current	$3,282
Operating leases ROU asset - long-term	15,736
Operating leases ROU asset, net	$19,018

Operating leases liability - current	$3,553
Operating leases liability - long-term	18,176
Total operating leases liability	$21,729

Weighted average remaining lease term in years - operating leases	5.3
Weighted average discount rate - operating leases	4.50%

Total remaining lease payments under the Company’s operating leases are as follows:

(in thousands)	June 30, 2022
Remainder of fiscal year 2022	$2,507
2023	4,915
2024	4,317
2025	4,399
2026	3,804
2027	3,468
Thereafter	1,158
Total future minimum lease payments	$24,568
Less: imputed interest	(2,839)
Total	$21,729

9.Debt
The table below sets forth the Company’s long-term debt as presented in the unaudited condensed consolidated balance sheets for the periods presented:

(in thousands)	December 31, 2021	June 30, 2022
Current portion of long-term debt
First lien term loan	$6,461	$6,461
Long-term debt
First lien term loan, due June 19, 2024 (interest rate per annum of 4.50% and 5.07% at June 30, 2021 and 2022, respectively)	503,879	500,648
Unamortized discount and debt issuance costs on first lien term loan	(4,772)	(3,813)
Total long-term debt, net	$499,107	$496,835
The estimated fair value of the Company’s first lien term loan was $508.4 million and $498.9 million as of December 31, 2021 and June 30, 2022, respectively. These fair values were determined based on quoted prices in markets with similar instruments that are less active (Level 2 inputs as defined below) as an observable price of the First Lien Term Loan or similar liabilities is not readily available.

The Company was in compliance with all financial covenants under its credit agreement as of June 30, 2022.
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
The Company considers the recorded value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses to approximate the fair value of the respective assets and liabilities as of December 31, 2021 and June 30, 2022 based upon the short-term nature of such assets and liabilities (Level 1). See Note 9, “Debt” for discussion of the fair value of the Company’s debt.
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
As of December 31, 2021, contingent consideration related to the acquisition of EBI consisted of $0.9 million for an earn-out payable two years after the acquisition based upon revenue retention and $0.6 million payable throughout the year following the acquisition based on customer collections on receivables acquired and is considered a Level 3 financial instrument. As of June 30, 2022, contingent consideration related to the acquisition of EBI consisted of the $0.9 million earn-out payable and $0.3 million remaining to be paid throughout the year following the acquisition based on customer collections of receivables acquired and is considered a Level 3 financial instrument.
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of December 31, 2021:

(in thousands)	Level 1	Level 2	Level 3
Liabilities
Interest rate swaps	—	$4,102	—
Contingent consideration - acquisition of EBI	—	—	$1,445
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of June 30, 2022:

(in thousands)	Level 1	Level 2	Level 3
Liabilities
Contingent consideration - acquisition of EBI	—	—	$1,230

During the three and six months ended June 30, 2021 and 2022, the Company did not re-measure any financial assets or liabilities at fair value on a nonrecurring basis. There were no transfers between levels during the periods presented.

11.Derivative Instruments and Hedging Activities
Cash Flow Hedges of Foreign Exchange Risk
The Company is exposed to fluctuations in various foreign currencies against its functional currency, the USD. Specifically, the Company is exposed to, has historically hedged, and expects to hedge in the future, third-party expenses denominated in Indian Rupees (INR). These transactions expose the Company to exchange rate fluctuations between USD and INR and the Company has used foreign currency forward agreements to manage its exposure to fluctuations in the USD-INR exchange rate. This involves fixing the USD-INR exchange rate for delivery of a specified amount of INR on a specified date. The currency forward agreements are cash settled in USD for their fair value at or close to their settlement date.

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk for accounting purposes, the gain or loss on the derivative is recorded in Accumulated other comprehensive income (loss) (“OCI”). The earnings recognition of excluded components is presented in the same income statement line item as the earnings effect of the hedged transaction. All contracts have historically had maturities of less than 12 months.
As of June 30, 2022, the Company did not have any outstanding foreign currency derivatives to hedge its foreign exchange risks.
Non-designated Derivatives
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements and/or the Company has not elected to apply hedge accounting.
To reduce exposure to variability in expected future cash outflows on variable rate debt attributable to the changes in LIBOR, the Company has historically entered into interest rate swaps to economically offset a portion of this risk and expects to do so in the future.
Additionally, the Company electively de-designates currency forward agreements previously designated as cash flow hedges prior to their maturity due to administrative constraints.
Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.
As of June 30, 2022, the Company did not have any outstanding derivatives not designated as a hedge in qualifying hedging relationships.
All financial derivative instruments are carried at their fair value on the balance sheet. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of the dates presented:

	Liability Derivatives
(in thousands)	As of December 31, 2021		As of June 30, 2022
Derivatives not designated as hedging instruments:
Interest rate swaps	Other current liabilities	$4,102	Other current liabilities	$—
Total interest rate swaps		$4,102		$—

The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) for the periods presented:

	Three Months Ended June 30,			Three Months Ended June 30,
(in thousands)	2021	2022		2021	2022
Derivatives in Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Included Component)		Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income (Included Component)
			Cost of revenues	$47	$—
Foreign exchange contracts	$(151)	$—	Selling general and administrative	44	—
Total	$(151)	$—		$91	$—

	Six Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2022		2021	2022
Derivatives in Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Included Component)		Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income (Included Component)
			Cost of revenues	$79	$—
Foreign exchange contracts	$(183)	$—	Selling general and administrative	101	—
Total	$(183)	$—		$180	$—

	Three Months Ended June 30,			Three Months Ended June 30,
(in thousands)	2021	2022		2021	2022
Derivatives in Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Excluded Component)		Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income (Excluded Component)
			Cost of revenues	$47	$—
Foreign exchange contracts	$141	$—	Selling general and administrative	40	—
Total	$141	$—		$87	$—

	Six Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2022		2021	2022
Derivatives in Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Excluded Component)		Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income (Excluded Component)
			Cost of revenues	$91	$—
Foreign exchange contracts	$249	$—	Selling general and administrative	117	—
Total	$249	$—		$208	$—

The tables below present the effect of the Company’s cash flow hedge accounting on the unaudited condensed consolidated statements of income and comprehensive income for the periods presented:

	Three Months Ended June 30,
(in thousands)	2021		2022
	Selling General, and Administrative	Cost of Revenues	Selling General, and Administrative	Cost of Revenues
Total amounts of income and expense line items in which the effects of fair value or cash flow hedges are recorded	$38,605	$75,580	$41,886	$107,576
Gain on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain reclassified from accumulated other comprehensive income (loss) into income	44	47	—	—
Amount excluded from effectiveness testing recognized in earnings	40	47	—	—

	Six Months Ended June 30,
(in thousands)	2021		2022
	Selling General, and Administrative	Cost of Revenues	Selling General, and Administrative	Cost of Revenues
Total amounts of income and expense line items in which the effects of fair value or cash flow hedges are recorded	$68,211	$143,159	$84,219	$208,532
Gain on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain reclassified from accumulated other comprehensive income (loss) into income	101	79	—	—
Amount excluded from effectiveness testing recognized in earnings	117	91	—	—
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments in the unaudited condensed consolidated statements of income and comprehensive income for the periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2021	2022	2021	2022
Derivatives Not Designated as Hedging Instruments	Location of Loss (Gain) Recognized in Income on Derivatives	Amount of Loss (Gain) Recognized in Income on Derivatives
Interest rate swaps	Loss (gain) on interest rate swaps	$133	$32	$87	$(296)
Foreign exchange contracts	Selling general and administrative	(68)	—	(27)	—
Foreign exchange contracts	Cost of revenues	(45)	—	(22)	—
Total		$20	$32	$38	$(296)
12.    Income Taxes
The computation of the provision for or benefit from income taxes for interim periods is determined by applying the estimated annual effective tax rate to year-to-date income before tax and adjusting for discrete tax items recorded in the period, if any.
The Company recorded a tax provision of $4.0 million and $5.4 million for the three months ended June 30, 2021 and 2022, respectively, which resulted in an effective tax rate of 54.2% and 31.8%, respectively. The Company recorded a tax provision of $4.6 million and $9.5 million for the six months ended June 30, 2021 and 2022, respectively, which resulted in an effective tax rate of 53.1% and 34.7%, respectively. For the three and six months ended June 30, 2021 and 2022, the effective rate differs from the statutory rate mainly due to a jurisdictional mix of earnings and permanent items. The decrease in the effective tax rate from the three and six months ended June 30, 2021 to the three and six months ended June 30, 2022 is primarily driven by a lower effective tax rate impact from permanent differences due to the increase in income before taxes in the three and six months ended June 30, 2022.
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
Each share of common stock is entitled to one vote on all matters on which holders of common stock are entitled to vote generally. Holders of common stock are entitled to be paid ratably any dividends as may be declared by the Board of Directors (in its sole discretion), subject to any preferential dividend rights of outstanding preferred stock (if any). No dividends have been declared or paid on the Company’s common stock through June 30, 2022.
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
15.    Stock-Based Compensation
Stock-based compensation expense is recognized in cost of revenues, corporate, technology and production systems, and selling, general, and administrative expense in the accompanying unaudited condensed consolidated statements of income and comprehensive income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
(in thousands)
Stock-based compensation expense
Cost of revenues	$—	$411	$—	$824
Corporate technology and production systems	—	499	—	1,030
Selling, general and administrative	756	5,113	1,653	9,277
Total stock-based compensation expense	$756	$6,023	$1,653	$11,131
Prior to the IPO, all share-based awards were issued to employees under the Company’s 2015 Long-Term Equity Incentive Plan (the “2015 Plan”). Upon the adoption of the Sterling Check Corp. 2021 Omnibus Incentive Plan (the “2021 Equity Plan”) on August 4, 2021 and as of September 22, 2021, all newly granted share-based awards have been issued under the 2021 Equity Plan.

As of June 30, 2022, the Company had approximately $83.9 million of unrecognized pre-tax non-cash stock-based compensation expense related to awards granted under the 2021 Equity Plan, consisting of approximately $38.2 million related to non-qualified stock options (“NQSOs”), $44.8 million related to restricted stock, and approximately $0.9 million related to restricted stock units (“RSUs”), all of which the Company expects to recognize over a weighted average period of 3.29 years.

2015 Long-Term Equity Incentive Plan

The table below provides a summary of service-based vesting options (“SVOs”) and performance-based stock options (“PSOs”) currently outstanding under the 2015 Plan for the six months ended June 30, 2022:

	Outstanding SVOs				Outstanding PSOs
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
(in thousands, except shares and per share amounts)
Balances as of December 31, 2021	6,450,978	$9.58	6.70	$70,510	3,096,830	$10.05	7.04	$32,394
Exercised	(69,910)	9.57		886	(14,975)	9.68		154
Balances as of June 30, 2022 (1)	6,381,068	$9.58	6.19	$42,945	3,081,855	$10.05	6.54	$19,288
__________
(1)    All SVOs and PSOs are exercisable as of June 30, 2022.

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

2021 Omnibus Incentive Plan

On August 4, 2021, the Company’s Board of Directors adopted, and on August 13, 2021 the Company’s stockholders approved, the 2021 Equity Plan. Equity awards under the 2021 Equity Plan are intended to retain and motivate our officers and employees, consultants and non-employee directors and to promote the success of the Company’s business by providing such participating individuals with a proprietary interest in the performance of the Company. The 2021 Equity Plan will terminate on the tenth anniversary thereof, unless earlier terminated by the Board of Directors. Under the 2021 Equity Plan, the following types of awards can be granted to an eligible individual (as defined by the plan and to the extent permitted by applicable law): incentive stock options (“ISOs”) and NQSOs; stock appreciation rights (“SARs”); restricted stock; RSUs; performance awards; cash-based awards and other share-based awards. Upon its adoption, the 2021 Equity Plan provided that up to 9,433,000 shares may be issued pursuant to awards granted under the 2021 Equity Plan (the “Share Limit”); provided, that, the Share Limit shall be automatically increased on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030 in an amount equal to the lesser of (x) 5% of the total number of shares outstanding on the last day of the immediately preceding calendar year, and (y) such number of shares as determined by the Board of Directors, and no more than 9,433,000 shares may be issued upon the exercise of ISOs. As of June 30, 2022, 7,306,956 shares were available for issuance pursuant to future granted awards under the 2021 Equity Plan.

Stock Options

Options issued under the 2021 Equity Plan generally vest over four years, subject to continued employment with the Company through the applicable vesting date. Options issued under the 2021 Equity Plan generally expire ten years after the grant date.

The table below provides a summary of stock option activity under the 2021 Equity Plan for the six months ended June 30, 2022:

		Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value	Weighted Average Fair Value (per share)
	Number of Shares

	(in thousands, except share and per share amounts)
Outstanding at December 31, 2021	3,918,454	$23.00	9.65	$—
Granted	622,919	22.35			$10.43
Forfeited / Cancelled	(36,635)	23.00
Outstanding at June 30, 2022	4,504,738	$22.91	9.31	$—

Restricted Stock

Restricted stock issued under the 2021 Equity Plan generally vest over four years, subject to continued employment with the Company through the applicable vesting date. Holders of restricted stock are entitled to all rights of a common stockholder of the Company and are subject to restrictions on transfer.

The table below provides a summary of restricted stock activity under the 2021 Equity Plan for the six months ended June 30, 2022:

		Weighted Average Fair Value (per share)
	Number of Shares

Unvested at December 31, 2021	1,779,716	$23.01
Granted	800,473	21.45
Forfeited / Cancelled	(224,990)	22.96
Unvested at June 30, 2022	2,355,199	$22.48

Restricted Stock Units

Restricted stock units issued under the 2021 Equity Plan generally vest over four years, subject to continued employment with the Company through the applicable vesting date. Upon vesting, employees will receive shares of common stock in settlement of the units. The table below provides a summary of restricted stock unit activity under the 2021 Equity Plan for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Fair Value (per share)

Unvested at December 31, 2021	41,933	$23.00
Granted	7,786	22.35
Forfeited / Cancelled	(3,263)	23.00
Unvested at June 30, 2022	46,456	$22.89

Employee Stock Purchase Plan
There were no stock employee purchase offerings under the 2021 Employee Stock Purchase Plan (the “ESPP”) during the three and six months ended June 30, 2022 and, accordingly, no eligible employees were enrolled in the ESPP during the three and six months ended June 30, 2022.
16.    Net Income per Share
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the periods presented:

(in thousands, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Numerator:
Net income attributable to stockholders	$3,397	$11,571	$4,025	$17,807
Less: Undistributed amounts allocated to participating securities	14	—	17	—
Undistributed income allocated to stockholders	$3,383	$11,571	$4,008	$17,807
Denominator:
Weighted average number of shares outstanding, basic	88,826,919	94,024,970	88,717,890	93,996,553
Weighted average additional shares assuming conversion of potential common shares	86,256	5,319,593	85,058	5,269,115
Weighted average common shares outstanding - diluted	88,913,175	99,344,563	88,802,948	99,265,668
Net income per share attributable to stockholders, basic	$0.04	$0.12	$0.05	$0.19
Net income per share attributable to stockholders, diluted	$0.04	$0.12	$0.05	$0.18
In December 2020, the Company issued 370,182 shares of common stock to employees and consideration was made in the form of promissory notes between the employee and the Company. The promissory notes were partially secured by the underlying shares of common stock. The promissory notes were partial-recourse, but treated as non-recourse for accounting purposes and, as such, (i) each of these purchases of common stock with a promissory note was accounted for as if it were a stock option grant and (ii) no receivable for amounts due under the promissory notes was recorded on the Company’s consolidated balance sheets. The promissory notes were forgivable upon (i) a change in control or (ii) the first public filing of a registration statement with the SEC in connection with an initial public offering. On August 4, 2021, the Company approved the forgiveness and cancellation of the outstanding indebtedness of each promissory note holder prior to the IPO. On August 16, 2021, pursuant to the terms of the promissory notes, the principal amount on each loan, together with all accrued and unpaid interest, were forgiven. Prior to the forgiveness of the promissory notes in August 2021, the Company’s participating securities included shares of common stock issued in exchange for promissory notes that were being treated as fully vested outstanding stock options and were excluded from the denominator of basic earnings per share. As of June 30, 2022, the forgiven promissory notes are reflected as an issuance of common stock and are included in the denominator of basic earnings per share.

The following potentially dilutive outstanding securities were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three and Six Months Ended June 30,
	2021	2022
Stock options	8,478,246	8,827,083
Common stock issued in exchange for promissory notes	370,182	—
Restricted Stock Awards	—	2,719,936
Restricted Stock Units	—	42,704
17.    Related Party Transactions
The Company had sales to Goldman Sachs and affiliates in the amount of $1.6 million and $1.7 million for the three months ended June 30, 2021 and 2022, respectively, and $3.5 million and $3.6 million for the six months ended June 30, 2021 and 2022, respectively. Outstanding accounts receivable from Goldman Sachs as of December 31, 2021 and June 30, 2022 were $0.5 million.
The Company had sales to an affiliate of certain stockholders that, to the Company’s knowledge, collectively own greater than 10% of the Company’s outstanding shares of common stock (the “Stockholders”) in the amount of $0.1 million for the three months ended June 30, 2021 and 2022 and $0.2 million for the six months ended June 30, 2021 and 2022. Outstanding accounts receivable from an affiliate of the Stockholders as of December 31, 2021 and June 30, 2022 were less than $0.1 million for both periods.
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
Litigation expenses are accrued when it is probable that they will be incurred and the amounts are estimable. As of December 31, 2021 and June 30, 2022, the Company maintained an accrual for legal matters of approximately $1.0 million and $0.2 million, respectively.
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
Disaggregation of Revenues
The following tables set forth total revenue by type of service for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2022	2021	2022
Screening services	$158,183	$204,282	$295,392	$394,030
Other services	1,145	1,309	3,306	3,533
Total revenue	$159,328	$205,591	$298,698	$397,563

The following table sets forth total revenue by geographic area in which the revenues and invoicing are recorded for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2022	2021	2022
United States	$130,294	$174,115	$239,484	$333,431
All other countries	29,034	31,476	59,214	64,132
Total revenue	$159,328	$205,591	$298,698	$397,563
Other than the U.S., no single country accounted for more than 10% of the Company’s total revenues during the three and six months ended June 30, 2021 and 2022. Substantially all of the Company’s long-lived assets were located in the U.S. as of December 31, 2021 and June 30, 2022.
Contract Assets and Liabilities
Incremental costs of obtaining a contract with a customer are recognized as an asset if the benefit of such costs is expected to be longer than one year, with a majority of contracts being multi-year. Incremental costs include commissions to the sales force and are amortized over three years, as management estimates that this corresponds to the period over which a customer benefits from the contract. As of December 31, 2021 and June 30, 2022, $2.6 million and $3.0 million, respectively, of deferred commissions are included in Other current assets on the unaudited condensed consolidated balance sheets and approximately $2.5 million and $2.6 million, respectively, of deferred commissions are included in Other noncurrent assets, net on the unaudited condensed consolidated balance sheets.
The Company did not have any material contract liabilities as of December 31, 2021 and June 30, 2022.
Concentrations
For the three and six months ended June 30, 2021 and 2022, no single customer accounted for more than 10% of the Company’s revenue. No single customer had an accounts receivable balance greater than 10% of total accounts receivable as of December 31, 2021 and June 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the three and six months ended June 30, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by the forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission on March 16, 2022 (“2021 Annual Report”) and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.
BASIS OF PRESENTATION
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “Sterling,” “we,” “us,” “our,” the “Company,” and similar references refer to Sterling Check Corp.
Numerical figures included in this Quarterly Report on Form 10-Q have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them. In addition, we round certain percentages presented in this Quarterly Report on Form 10-Q to the nearest whole number. As a result, figures expressed as percentages in the text may not total 100% or, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.
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
Our client-centric approach underpins everything we do. We serve a diverse and global client base in a wide range of industries, such as healthcare, gig economy, financial and business services, industrials, retail, contingent, technology, media and entertainment, transportation and logistics, hospitality, education and government. Employers are facing numerous challenges, including complex and changing legal and regulatory requirements, a rise in fraudulent job applications, a growing spotlight on reputation and a more complex global workforce. Successfully navigating these challenges requires an industry-specific perspective, given differing candidate profiles, economics, competitive dynamics and regulatory demands. To serve these differing needs, our sales and support delivery model is organized around industry-specific teams (“Verticals”) and geographic markets (“Regions”). Experienced client success, sales, product and operations teams dedicated to individual Verticals collaborate with our clients to address their unique challenges and compliance requirements while providing industry best practice guidance. Our delivery model provides our clients with both the personal touch and consultative partnership of a small boutique firm and the global reach, scale, innovation and resources of an industry leader; all of which benefit small- and mid-sized businesses, global multinational enterprises and everyone in between. Additionally, this delivery model supports our principle of “Compliance by Design”, enabling clients to maintain compliance globally. Our clients face a dynamic and rapidly evolving global labor market with increasing complexity and regulatory requirements. As a result, we believe our solutions are mission-critical to their core human resources, risk management and compliance functions. During the twelve months ended December 31, 2021, we completed over 95 million searches for over 50,000 clients, including over 50% of the Fortune 100 and over 50% of the Fortune 500. We believe the combination of our deep market expertise from our sales and support combined with the flexibility of our proprietary technology platform enable us to deliver industry-leading, highly specialized solutions to our clients in a scalable manner, driving growth and differentiating us from our competitors.
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
We will cease to be an emerging growth company upon the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (b) the last day of our fiscal year following the fifth anniversary of the date of our IPO; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur as of the last day of a fiscal year in which the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the last business day of the second fiscal quarter of such fiscal year, which threshold was not exceeded as of June 30, 2022.
Recent Accounting Standards Updates
Refer to Note 3, “Recent Accounting Standards Updates” of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information about recent accounting pronouncements.
Components of Our Results of Operations
The following discussion summarizes the key components of our unaudited condensed consolidated statements of income and comprehensive income. We have one operating and reportable segment.

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
Operating Expenses
Our cost structure is flexible and provides us with operational leverage to be able to effectively adapt to changing client needs and broader economic events. Additionally, in 2020, 2021 and to date in 2022, we implemented strategic structural changes in our business to improve operating leverage and accelerate modernizing our technological infrastructure including leveraging robotics process automation. We moved to a virtual-first strategy and closed or reduced the size of 12 offices globally and began reducing our data center footprint as we executed moving our revenue to the cloud and streamlined our sales and operations organization for greater operational efficiency. In any given period, operating expenses are driven by the amount of revenue, mix of clients and products, and impact of automation, productivity and procurement initiatives. While we expect operating expenses to increase in absolute dollars to support our continued growth, we believe that operating expenses will decline gradually as a percentage of total revenues in the future as our business grows and our operating scale continues to improve.
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
Included within Corporate technology and production systems are non-capitalizable production system and corporate information technology expenses related to Project Ignite, a three-phase strategic investment initiative. Phase one of Project Ignite modernized client and candidate experiences and is complete. Phase two of Project Ignite focused on decommissioning our on-premises data centers and migrating our production systems and corporate information technological infrastructure to a managed service provider in the cloud. During the first half of 2021, we completed phase two initiatives related to the migration of our production and fulfillment systems to the cloud, and as a result, as of December 31, 2021, over 95% of our revenue is processed through platforms hosted in the cloud. The remaining expense to complete phase two is the decommissioning of our on-premises data centers for our internal corporate technology infrastructure and migration to the cloud, which was substantially completed as of June 30, 2022. Phase three of Project Ignite is decommissioning of platforms purchased over the prior ten years and the migration of the clients to one global platform. This third and final phase, which we expect to substantially complete by year-end 2022, will unify our clients onto a single global platform. The future costs related to completing these initiatives will be included in our Corporate technology and production systems.
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

Loss (gain) on Interest Rate Swaps
Loss (gain) on interest rate swaps consists of realized and unrealized losses (gains) on our interest rate swap, which we entered into to reduce our exposure to variability in expected future cash flows on the First Lien Term Loan, which bears interest at a variable rate. We were party to one interest rate swap, which matured in June 2022 and did not qualify for hedge accounting treatment. Unrealized gains and losses result from changes in the fair value of the swap and realized gains and losses reflect the amounts payable or receivable between the fixed rate on the swap and LIBOR.
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
Results of Operations
Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2022
The following table sets forth certain historical consolidated financial performance for the three months ended June 30, 2021 compared to the three months ended June 30, 2022:

	Three Months Ended June 30,		Increase/ (Decrease)

	2021	2022	$	%
(dollars in thousands, except per share amounts)
Revenues	$159,328	$205,591	$46,263	29.0%
Cost of revenues (exclusive of depreciation and amortization below)	75,580	107,576	31,996	42.3%
Corporate technology and production systems	9,998	12,539	2,541	25.4%
Selling, general and administrative	38,605	41,886	3,281	8.5%
Depreciation and amortization	20,299	19,872	(427)	(2.1)%
Impairments of long-lived assets	49	612	563	1149.0%
Total operating expenses	144,531	182,485	37,954	26.3%
Operating income	14,797	23,106	8,309	56.2%
Interest expense, net	7,603	6,619	(984)	(12.9)%
Loss on interest rate swaps	133	32	(101)	(75.9)%
Other income	(362)	(508)	(146)	40.3%
Total other expense, net	7,374	6,143	(1,231)	(16.7)%
Income before income taxes	7,423	16,963	9,540	128.5%
Income tax provision	4,026	5,392	1,366	33.9%
Net income	$3,397	$11,571	$8,174	240.6%

Net income margin	2.1%	5.6%		3.5%
Net income per share - basic	$0.04	$0.12	$0.08	200.0%

Revenues
Revenues increased by 29.0%, or $46.3 million, from $159.3 million for the three months ended June 30, 2021 to $205.6 million for the three months ended June 30, 2022. The 29.0% growth rate was driven by 22.8% organic constant currency revenue growth and 7.7% inorganic growth from the acquisition of EBI, partially offset by a 1.5% unfavorable impact from fluctuations in foreign currency. The organic revenue increase reflected base revenue growth of approximately 11%, including cross-sell and up-sell, net of attrition, and new client growth of approximately 10%. Notably, our investments in technology and products, coupled with our best-in-class turnaround times and customer-first focus, drove improvement in our gross retention rate from approximately 94% for the last twelve months ended June 30, 2021 to approximately 96% for the last twelve months ended June 30, 2022. Pricing was relatively stable across the periods and not meaningful to the change in revenues.
Total revenue in our U.S. business grew 33.6% year-over-year, including approximately 9% growth from the EBI acquisition. We saw broad-based strength across our industry Verticals, with particularly exceptional results in our Industrials, Healthcare and Financial and Business Services Verticals, as we executed our growth playbook and benefited from secular tailwinds that are driving increased labor turnover. While our international business experienced total revenue growth of 8.4%, including double-digit revenue growth in APAC and Canada, the growth rate was reduced by approximately half as a result of the weakening of international currencies against the U.S. dollar during the period.
Cost of Revenues
Cost of revenues increased by 42.3%, or $32.0 million, from $75.6 million for the three months ended June 30, 2021 to $107.6 million for the three months ended June 30, 2022. This was driven by a $29.1 million increase due to increased volume and the EBI acquisition. The remaining increase was driven by additional payroll and related expenses due to increased headcount to support revenue growth, increased platform hosting costs and $0.4 million of stock-based compensation expense related to IPO equity grants to employees.
Cost of revenues as a percentage of revenues increased by 490 basis points from 47.4% for the three months ended June 30, 2021 to 52.3% for the three months ended June 30, 2022.
Corporate Technology and Production Systems
Corporate technology and production systems increased by 25.4%, or $2.5 million, from $10.0 million for the three months ended June 30, 2021 to $12.5 million for the three months ended June 30, 2022. These expenses include costs related to maintaining our corporate information technology infrastructure and non-capitalizable costs to develop and maintain our production systems. Costs related to maintaining our corporate information technology infrastructure increased by $1.4 million from $4.9 million for the three months ended June 30, 2021 to $6.3 million for the three months ended June 30, 2022 primarily due to the acquisition of EBI, increased headcount and third party software license cost to support revenue growth and increased stock-based compensation expense from IPO equity grants to employees. Costs to develop platform and product initiatives increased by $0.4 million from $3.7 million for the three months ended June 30, 2021 to $4.1 million for the three months ended June 30, 2022 primarily due to increased stock-based compensation expense resulting from IPO equity grants to employees. Costs related to maintaining our production systems increased by $0.8 million from $1.3 million for the three months ended June 30, 2021 to $2.1 million for the three months ended June 30, 2022 primarily due to software licenses, maintenance costs and cloud hosting costs.
These expenses also include non-capitalizable costs related to Project Ignite. We incurred $1.9 million related to phase two and $2.0 million related to phase three during the three months ended June 30, 2021, and $1.4 million related to phase two and $2.3 million related to phase three during the three months ended June 30, 2022. For more information about Project Ignite, including information related to the anticipated completion and treatment of non-capitalizable expenses in future periods, please see “—Components of our Results of Operations—Operating Expenses—Corporate Technology and Production Systems.”
Selling, General and Administrative
Selling, general and administrative expenses increased by 8.5%, or $3.3 million, from $38.6 million for the three months ended June 30, 2021 to $41.9 million for the three months ended June 30, 2022. The year-over-year increase was primarily driven by a $4.4 million increase in stock-based compensation expense related to IPO equity grants to employees, a $1.7 million increase in payroll and related taxes and benefits expense driven by additional headcount to support revenue growth and due to the EBI acquisition, partially offset by lower professional fees as the prior period included costs related to the preparation of our IPO.

Depreciation and Amortization
Depreciation and amortization expense decreased by 2.1%, or $0.4 million, from $20.3 million for the three months ended June 30, 2021 to $19.9 million for the three months ended June 30, 2022, primarily due to lower intangible asset amortization, as new intangible assets were added at a lower rate compared to those which became fully depreciated in the interim period coupled with reduced fixed asset depreciation resulting from decreased capital expenditure activity.
Impairments of Long-Lived Assets
Impairments of long-lived assets totaled less than $0.1 million for the three months ended June 30, 2021 compared to $0.6 million during the three months ended June 30, 2022. The impairments of long-lived assets during the three months ended June 30, 2022 primarily resulted from the write-off of fixed assets related to the exit of EBI’s office.
Interest Expense, Net
Interest expense decreased by 12.9%, or $1.0 million, from $7.6 million for the three months ended June 30, 2021 to $6.6 million for the three months ended June 30, 2022 primarily due to the reduction in the outstanding debt balance following the $100.0 million principal payment on our First Lien Term Loan in November 2021. Amortization of the loan discount and deferred issuance costs resulted in expense of $0.6 million and $0.5 million for three months ended June 30, 2021 and 2022, respectively.
Loss (gain) on Interest Rate Swaps
Loss (gain) on interest rate swaps decreased $0.1 million, from a loss of $0.1 million for the three months ended June 30, 2021 to a loss of less than $0.1 million for the three months ended June 30, 2022 due to a realized loss of $1.7 million offset by a mark to market (“MTM”) gain of $1.6 million. The interest rate swap matured on June 30, 2022.
Income Tax Provision
Income tax provision increased $1.4 million from $4.0 million for the three months ended June 30, 2021 to $5.4 million for the three months ended June 30, 2022, resulting in an effective tax rate of 54.2% and 31.8%, respectively. The increase in the income tax provision is primarily due to the increase in income before taxes offset by the lower tax rate. Income before taxes increased $9.6 million from $7.4 million for the three months ended June 30, 2021 to $17.0 million for the three months ended June 30, 2022. For the three months ended June 30, 2021 and 2022, the effective rate differs from the statutory rate mainly due to a jurisdictional mix of earnings and permanent items. The decrease in the effective tax rate from the three months ended June 30, 2021 to the three months ended June 30, 2022 is primarily driven by a lower effective tax rate impact from permanent differences due to the increase in income before taxes in the three months ended June 30, 2022.
Net Income and Net Income Margin
Net income increased $8.2 million from net income of $3.4 million for the three months ended June 30, 2021 to net income of $11.6 million for the three months ended June 30, 2022. Net income margin increased 351 basis points from a net income margin of 2.1% for the three months ended June 30, 2021 to a net income margin of 5.6% for the three months ended June 30, 2022.
The increase in both net income and net income margin resulted primarily from improved operating leverage as revenues increased by 29.0% while operating expenses increased by only 26.3%.
Net Income per Share
Net income per share increased $0.08 per share from net income of $0.04 per share for the three months ended June 30, 2021 to net income of $0.12 per share for the three months ended June 30, 2022 due to the increase in net income.

Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2022
The following table sets forth certain historical consolidated financial performance for the six months ended June 30, 2021 compared to the six months ended June 30, 2022.

	Six Months Ended June 30,		Increase/ (Decrease)
	2021	2022	$	%
(dollars in thousands, except per share amounts)
Revenues	$298,698	$397,563	$98,865	33.1%
Cost of revenues (exclusive of depreciation and amortization below)	143,159	208,532	65,373	45.7%
Corporate technology and production systems	20,351	25,091	4,740	23.3%
Selling, general and administrative	68,211	84,219	16,008	23.5%
Depreciation and amortization	40,848	40,028	(820)	(2.0)%
Impairments of long-lived assets	2,925	612	(2,313)	(79.1)%
Total operating expenses	275,494	358,482	82,988	30.1%
Operating income	23,204	39,081	15,877	68.4%
Interest expense, net	15,173	12,955	(2,218)	(14.6)%
Loss (gain) on interest rate swaps	87	(296)	(383)	(440.2)%
Other income	(633)	(862)	(229)	36.2%
Total other expense, net	14,627	11,797	(2,830)	(19.3)%
Income before income taxes	8,577	27,284	18,707	218.1%
Income tax provision	4,552	9,477	4,925	108.2%
Net income	$4,025	$17,807	13,782	342.4%
Net income margin	1.3%	4.5%		3.1%
Net income per share - basic	$0.05	$0.19	$0.14	280.0%
Revenues
Revenues increased by 33.1%, or $98.9 million, from $298.7 million for the six months ended June 30, 2021 to $397.6 million for the six months ended June 30, 2022. The 33.1% growth rate was driven by 26.4% organic constant currency revenue growth and 7.8% inorganic growth from the acquisition of EBI, partially offset by a 1.1% unfavorable impact from fluctuations in foreign currency. The organic revenue increase reflected base revenue growth of approximately 15%, including cross-sell and up-sell, net of attrition, and new client growth of approximately 10%. Notably, our investments in technology and products, coupled with our best-in-class turnaround times and customer-first focus, drove improvement in our gross retention rate from approximately 94% for the last twelve months ended June 30, 2021 to approximately 96% for the last twelve months ended June 30, 2022. Pricing was relatively stable across the periods and not meaningful to the change in revenues.
Total revenue in our U.S. business grew 39.2% year-over-year, including approximately 10% growth from the EBI acquisition. We saw broad-based strength across our industry Verticals, with particularly exceptional results in our Industrials, Healthcare, and Financial and Business Services Verticals, as we executed our growth playbook and benefited from secular tailwinds that are driving increased labor turnover. While our international business experienced total revenue growth of 8.3%, including double-digit growth in APAC and Canada, the growth rate was reduced by approximately half as a result of the weakening of international currencies against the U.S. dollar during the period and negatively impacted by a lower growth rate in Europe specifically driven by one-time COVID-19 revenues from a government agency in the first quarter of 2021.
Cost of Revenues
Cost of revenues increased by 45.7%, or $65.4 million, from $143.2 million for the six months ended June 30, 2021 to $208.5 million for the six months ended June 30, 2022. This was driven by a $61.8 million increase due to increased volume and the acquisition of EBI. The remainder of the increase is due to additional payroll and related expenses due to increased headcount to support revenue growth, increased platform hosting costs and $0.8 million of stock-based compensation expense related to IPO equity grants to employees.
Cost of revenues as a percentage of revenues increased by 460 basis points from 47.9% for the six months ended June 30, 2021 to 52.5% for the six months ended June 30, 2022.
Corporate Technology and Production Systems
Corporate technology and production systems increased by 23.3%, or $4.7 million, from $20.4 million for the six months ended June 30, 2021 to $25.1 million for the six months ended June 30, 2022. These expenses include costs related to maintaining our corporate information technology infrastructure and non-capitalizable costs to develop and maintain our production systems.
Costs related to maintaining our corporate information technology infrastructure increased by $2.9 million from $9.5 million for the six months ended June 30, 2021 to $12.4 million for the six months ended June 30, 2022 primarily due to the acquisition of EBI, increased headcount and third party software license cost to support revenue growth and increased stock-based compensation expense from IPO equity grants to employees. Costs to develop platform and product initiatives increased by $1.0 million from $7.3 million for the six months ended June 30, 2021 to $8.4 million for the six months ended June 30, 2022 primarily due to increased stock-based compensation expense resulting from IPO equity grants to employees and cloud hosting costs. Costs related to maintaining our production systems increased by $0.8 million from $3.5 million for the six months ended June 30, 2021 to $4.3 million for the six months ended June 30, 2022 primarily due to software licenses, maintenance costs and cloud hosting costs.
These expenses also include non-capitalizable costs related to Project Ignite. We incurred $0.9 million related to phase one, $3.2 million related to phase two and $2.8 million related to phase three during the six months ended June 30, 2021, and $2.4 million related to phase two and $4.6 million related to phase three for the six months ended June 30, 2022. For more information about Project Ignite, including information related to the anticipated completion and treatment of non-capitalizable expenses in future periods, please see “—Components of our Results of Operations—Operating Expenses—Corporate Technology and Production Systems.”
Selling, General and Administrative
Selling, general and administrative expenses increased by 23.5%, or $16.0 million, from $68.2 million for the six months ended June 30, 2021 to $84.2 million for the six months ended June 30, 2022. The year-over-year increase was primarily driven by a $7.6 million increase in stock-based compensation expense related to IPO equity grants to employees, a $6.9 million increase in payroll and related taxes and benefits expense driven by additional headcount to support revenue growth and due to the EBI acquisition, and a $2.2 million increase due to higher insurance costs related to operating as a public company, partially offset by lower professional fees as the prior period included costs related to the preparation of our IPO.
Depreciation and Amortization
Depreciation and amortization expense decreased by 2.0%, or $0.8 million, from $40.8 million for the six months ended June 30, 2021 to $40.0 million for the six months ended June 30, 2022, primarily due to lower intangible asset amortization, as new intangible assets were added at a lower rate compared to those which became fully depreciated in the interim period coupled with reduced fixed asset depreciation resulting from decreased capital expenditure activity.
Impairments of Long-Lived Assets
Impairments of long-lived assets decreased by $2.3 million from $2.9 million for the six months ended June 30, 2021 to $0.6 million for the six months ended June 30, 2022. During 2021, impairment costs were mainly driven by the write-off of fixed assets related to the exit of our office in Bellevue, Washington. Impairment costs during 2022 primarily related to the exit of EBI’s office.
Interest Expense, Net
Interest expense decreased by 14.6%, or $2.2 million, from $15.2 million for the six months ended June 30, 2021 to $13.0 million for the six months ended June 30, 2022 primarily due to the reduction in the outstanding debt balance following the $100.0 million principal payment on our First Lien Term Loan in November 2021. Amortization of the loan discount and deferred issuance costs was $1.2 million and $1.0 million for the six months ended June 30, 2021 and 2022, respectively.
Loss (gain) on Interest Rate Swaps
Loss (gain) on interest rate swaps increased by $0.4 million from a loss of $0.1 million for the six months ended June 30, 2021 to a gain of $0.3 million for the six months ended June 30, 2022 due to a realized loss of $3.8 million offset by a MTM gain of $4.1 million. The interest rate swap matured on June 30, 2022.
Income Tax Provision
Income tax provision increased $4.9 million from $4.6 million for the six months ended June 30, 2021 to $9.5 million for the six months ended June 30, 2022, resulting in an effective tax rate of 53.1% and 34.7%, respectively. The increase in the income tax provision is primarily due to the increase in income before taxes offset by the lower tax rate. Income before taxes increased $18.7 million from $8.6 million for the six months ended June 30, 2021 to $27.3 million for the six months ended June 30, 2022. For the six months ended June 30, 2021 and 2022, the effective rate differs from the statutory rate mainly due to a jurisdictional mix of earnings and permanent items. The decrease in the effective tax rate from the six months ended June 30, 2021 to the six months ended June 30, 2022 is primarily driven by a lower effective tax rate impact from permanent differences due to the increase in income before taxes in the six months ended June 30, 2022.
Net Income and Net Income Margin
Net income increased $13.8 million from net income of $4.0 million for the six months ended June 30, 2021 to net income of $17.8 million for the six months ended June 30, 2022. Net income margin increased 320 basis points from a net income margin of 1.3% for the six months ended June 30, 2021 to a net income margin of 4.5% for the six months ended June 30, 2022.
The increase in both net income and net income margin resulted primarily from improved operating leverage as revenues increased by 33.1% while operating expenses increased by only 30.1%.
Net Income per Share
Net income per share increased $0.14 per share from net income of $0.05 per share for the six months ended June 30, 2021 to net income of $0.19 per share for the six months ended June 30, 2022 due to the increase in net income.
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
Adjusted EBITDA is defined as net income adjusted for provision for income taxes, interest expense, depreciation and amortization, stock-based compensation, transaction expenses related to our IPO and one-time public company transition expenses, M&A activity, optimization and restructuring, technology transformation costs, foreign currency (gains) and losses and other costs affecting comparability. Adjusted

EBITDA Margin is defined as Adjusted EBITDA divided by revenue for the applicable period. We present Adjusted EBITDA and Adjusted EBITDA Margin because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management and our Board of Directors use Adjusted EBITDA and Adjusted EBITDA Margin to evaluate the factors and trends affecting our business to assess our financial performance and in preparing and approving our annual budget and believe they are helpful in highlighting trends in our core operating performance. Further, our executive incentive compensation is based in part on components of Adjusted EBITDA. Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tools and should not be considered in isolation or as substitutes for our results as reported under US GAAP. Adjusted EBITDA excludes items that can have a significant effect on our profit or loss and should, therefore, be considered only in conjunction with net income (loss) for the period. Because not all companies use identical calculations, these measures may not be comparable to other similarly titled measures of other companies.
Adjusted Net Income is a non-GAAP profitability measure. Adjusted Net Income is defined as net income adjusted for amortization of acquired intangible assets, stock-based compensation, transaction expenses related to our IPO and one-time public company transition expenses, M&A activity, optimization and restructuring, technology transformation costs, and certain other costs affecting comparability, adjusted for the applicable tax rate. Adjusted Earnings Per Share is defined as Adjusted Net Income divided by diluted weighted average shares for the applicable period. We present Adjusted Net Income and Adjusted Earnings Per Share because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding certain material non-cash items and unusual items that we do not expect to continue at the same level in the future. Our management believes that the inclusion of supplementary adjustments to net income (loss) applied in presenting Adjusted Net Income provide additional information to investors about certain material non-cash items and about items that we do not expect to continue at the same level in the future. Adjusted Net Income and Adjusted Earnings Per Share have limitations as analytical tools, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under US GAAP.
Adjusted Free Cash Flow is defined as Net Cash provided by (used in) Operating Activities minus purchases of property and equipment and purchases of intangible assets and capitalized software. For the six months ended June 30, 2021, Adjusted Free Cash Flow reflects adjustments for one-time, non-operating cash expenses related to the IPO. We present Adjusted Free Cash Flow because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding certain material non-recurring, non-operating cash items that we do not expect to continue at the same level in the future. Adjusted Free Cash Flow has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under US GAAP.
Organic Constant Currency Revenue Growth
The following table reconciles revenue growth, the most directly comparable US GAAP measure, to organic constant currency revenue growth for the periods presented. There was no impact of inorganic revenue growth on our revenue for the three and six months ended June 30, 2021. For the three and six months ended June 30, 2022, we have provided the impact of revenue from the acquisition of EBI.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Reported revenue growth	79.9%	29.0%	43.6%	33.1%
Inorganic revenue growth (1)	—%	7.7%	—%	7.8%
Impact from foreign currency exchange (2)	3.9%	(1.5)%	2.8%	(1.1)%
Organic constant currency revenue growth	76.0%	22.8%	40.8%	26.4%
__________

(1)Impact to revenue growth in the current period from M&A activity that has occurred over the past twelve months.
(2)Impact to revenue growth in the current period from fluctuations in foreign currency exchange rates.

Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA increased by 20.1%, or $9.5 million, from $47.0 million for the three months ended June 30, 2021 to $56.5 million for the three months ended June 30, 2022. This was due to increased revenue and improved operating leverage. Adjusted EBITDA Margin decreased by 200 basis points year-over-year from 29.5% for the three months ended June 30, 2021 to 27.5% for the three months ended June 30, 2022, predominantly driven by incremental public company costs and our acquisition of EBI.
Adjusted EBITDA increased by 24.2%, or $20.3 million, from $83.8 million for the six months ended June 30, 2021 to $104.1 million for the six months ended June 30, 2022. This was due to increased revenue and improved operating leverage. Adjusted EBITDA Margin decreased by 190 basis points year-over-year from 28.1% for the six months ended June 30, 2021 to 26.2% for the six months ended June 30, 2022, predominantly driven by incremental public company costs and our acquisition of EBI.
The following table reconciles net income, the most directly comparable US GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
(dollars in thousands)
Net income	$3,397	$11,571	$4,025	$17,807
Income tax provision	4,026	5,392	4,552	9,477
Interest expense, net	7,603	6,619	15,173	12,955
Depreciation and amortization	20,299	19,872	40,848	40,028
Stock-based compensation	756	6,023	1,653	11,131
Transaction expenses(1)	6,139	1,894	7,258	3,782
Restructuring(2)	604	836	3,609	1,182
Technology Transformation(3)	3,942	4,537	6,001	8,299
Loss (gain) on interest rate swaps(4)	133	32	87	(296)
Other(5)	134	(304)	630	(257)
Adjusted EBITDA	$47,033	$56,472	$83,836	$104,108
Adjusted EBITDA Margin	29.5%	27.5%	28.1%	26.2%

(1)Consists of transaction expenses related to mergers and acquisitions, associated earn-outs, investor management fees in connection with the Fourth Amended and Restated Management Services Agreement and costs related to the preparation of our IPO and one-time public company transition expenses. For the three months ended June 30, 2021, approximately $4.9 million related to the preparation of our IPO, approximately $0.8 million was related to mergers and acquisitions and $0.5 million was related to investor management fees. For the three months ended June 30, 2022, costs consisted primarily of $1.1 million of one-time public company transition expenses and $0.8 million in costs related to mergers and acquisitions. For the six months ended June 30, 2021, approximately $5.4 million related to the preparation of our IPO, approximately $0.8 million was related to mergers and acquisitions, and $0.5 million was related to investor management fees. For the six months ended June 30, 2022, costs consisted primarily of $2.6 million of one-time public company transition expenses and $1.1 million in costs related to mergers and acquisitions.
(2)Consists of restructuring-related costs, including executive recruiting and severance charges, and lease termination costs and disposal of fixed assets related to our real estate consolidation efforts. Beginning in 2020, we began executing a virtual-first strategy, closing offices and reducing office space globally. For the three months ended June 30, 2021 and 2022, these costs include $0.6 million and $0.8 million, respectively, of charges related to our real estate consolidation program primarily related to the exited facility in Bellevue, Washington and the exit of EBI’s office, respectively. For the six months ended June 30, 2021, approximately $3.1 million related to our real estate consolidation program, consisting primarily of the write-off on disposal of fixed assets for our exited facility in Bellevue, Washington. For the six months ended June 30, 2022, costs consisted of $1.2 million in expenses related to our real estate consolidation program, primarily due to the exit of EBI’s office.

(3)Includes costs related to technology modernization, as well as costs related to decommissioning of on premise production systems and redundant fulfillment systems of acquired companies and the migration to the Company’s platform. We believe that these costs are discrete and non-recurring in nature, as they relate to a one-time restructuring and decommissioning of our on-premise production systems and corporate technological infrastructure and the move to a managed service provider, decommissioning redundant fulfillment systems and modernizing internal functional systems. As such, they are not normal, recurring operating expenses and are not reflective of ongoing trends in the cost of doing business. The significant majority of these are related to the last two phases of Project Ignite, a three-phase strategic investment initiative launched in 2019 to create an enterprise-class global platform, with the remainder related to an investment made to modernize internal functional systems in preparation for our public company infrastructure. For the three months ended June 30, 2021, we made an investment of approximately $4.0 million in Project Ignite. For the three months ended June 30, 2022, investment related to Project Ignite was $3.7 million. The remaining $0.8 million for the three months ended June 30, 2022 relates to costs for decommissioning of the on-premise production system and decommissioning of the redundant fulfillment system of EBI and migrating onto the Company’s platform. For the six months ended June 30, 2021, we made an investment of $6.0 million in Project Ignite. For the six months ended June 30, 2022, investment related to Project Ignite was $6.9 million. The remaining $1.3 million for the six months ended June 30, 2022 relates to costs for decommissioning of the on-premise production system and decommissioning of the redundant fulfillment system of EBI and migrating onto the Company’s platform.
(4)Consists of loss (gain) on interest rate swaps. See Part I. Item 3. “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” for additional information on interest rate swaps.
(5)Consists of costs related to loss (gain) on foreign currency transactions, impairment of capitalized software and other costs outside of the ordinary course of business. The following table summarizes these costs for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
(dollars in thousands)
Other
Loss (gain) on foreign currency transactions	$624	$(304)	$1,120	$(257)
Impairment of capitalized software	30	—	30	—
Duplicate fulfillment charges	(520)	—	(520)	—
Total	$134	$(304)	$630	$(257)

The following table presents the calculation of Net Income Margin and Adjusted EBITDA Margin for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
(dollars in thousands)
Net income	$3,397	$11,571	$4,025	$17,807
Adjusted EBITDA	$47,033	$56,472	$83,836	$104,108
Revenues	$159,328	$205,591	$298,698	$397,563

Net income margin	2.1%	5.6%	1.3%	4.5%
Adjusted EBITDA Margin	29.5%	27.5%	28.1%	26.2%
Adjusted Net Income and Adjusted Earnings Per Share
Adjusted Net Income increased by 43.7%, or $9.9 million, from $22.6 million for the three months ended June 30, 2021 to $32.5 million for the three months ended June 30, 2022. The increase was primarily driven by an increase in revenues and improved operating leverage.

Adjusted Earnings Per Share—basic increased by 40.0%, or $0.10 per share, from $0.25 per share for the three months ended June 30, 2021 to $0.35 per share for the three months ended June 30, 2022. Adjusted Earnings Per Share—diluted increased by 32.0%, or $0.08 per share, from $0.25 per share for the three months ended June 30, 2021 to $0.33 per share for the three months ended June 30, 2022. The increase in Earnings Per Share—basic and Earnings Per Share—diluted was primarily due to the increase in Adjusted Net Income.
Adjusted Net Income increased by 49.5%, or $18.8 million, from $38.1 million for the six months ended June 30, 2021 to $56.9 million for the six months ended June 30, 2022. The increase was primarily driven by an increase in revenues and improved operating leverage.
Adjusted Earnings Per Share—basic increased by 41.9%, or $0.18 per share, from $0.43 per share for the six months ended June 30, 2021 to $0.61 per share for the six months ended June 30, 2022. Adjusted Earnings Per Share—diluted increased by 32.6%, or $0.14 per share, from $0.43 per share for the six months ended June 30, 2021 to $0.57 per share for the six months ended June 30, 2022. The increase in Earnings Per Share—basic and Earnings Per Share—diluted was primarily due to the increase in Adjusted Net Income.
The following table reconciles net income, the most directly comparable US GAAP measure, to Adjusted Net Income and Adjusted Earnings Per Share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
(in thousands, except per share amounts)
Net income	$3,397	$11,571	$4,025	$17,807
Income tax provision	4,026	5,392	4,552	9,477
Income before income taxes	7,423	16,963	8,577	27,284
Amortization of acquired intangible assets	13,006	13,363	26,270	27,127
Stock-based compensation	756	6,023	1,653	11,131
Transaction expenses(1)	6,139	1,894	7,258	3,782
Restructuring(2)	604	836	3,609	1,182
Technology Transformation(3)	3,942	4,537	6,001	8,299
Loss (gain) on interest rate swaps(4)	133	32	87	(296)
Other(5)	134	(304)	630	(257)
Adjusted Net Income before income tax effect	32,137	43,344	54,085	78,252
Income tax effect(6)	9,516	10,845	16,014	21,352
Adjusted Net Income	$22,621	$32,499	$38,071	$56,900
Net Income per share—basic	$0.04	$0.12	$0.05	$0.19
Net Income per share—diluted	$0.04	$0.12	$0.05	$0.18
Adjusted Earnings Per Share—basic	$0.25	$0.35	$0.43	$0.61
Adjusted Earnings Per Share—diluted	$0.25	$0.33	$0.43	$0.57

(1)Consists of transaction expenses related to mergers and acquisitions, associated earn-outs, investor management fees, and costs related to the preparation of our IPO and one-time public company transition expenses.
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

(4)Consists of loss (gain) on interest rate swaps. See Part I. Item 3. “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” for additional information on interest rate swaps.
(5)Consists of costs related to loss (gain) on foreign currency transactions, impairment of capitalized software and other costs outside of the ordinary course of business.
(6)Effective tax rates of 29.6% and 25.0% have been used to compute Adjusted Net Income for the three months ended June 30, 2021 and 2022, respectively. Effective tax rates of 29.6% and 27.3% have been used to compute Adjusted Net Income for the six months ended June 30, 2021 and 2022, respectively. In previously reported information for the six months ended June 30, 2021, a statutory rate of 26.0% was used to calculate Adjusted Net Income. However, we subsequently adjusted the rate used to align with our current methodology of calculating the actual adjusted effective tax rate that reflects the adjustments to arrive at Adjusted Net Income. As of December 31, 2021, we had net operating loss carryforwards of approximately $80.7 million for federal income tax purposes and deferred tax assets of approximately $8.2 million related to state and foreign income tax loss carryforwards available to reduce future income subject to income taxes. The amount of actual cash taxes we pay for federal, state, and foreign income taxes differs significantly from the effective income tax rate computed in accordance with US GAAP, and from the normalized rate shown above.
The following table reconciles net income per share, the most directly comparable US GAAP measure, to Adjusted Earnings Per Share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
(in thousands, except share and per share amounts)
Net income	$3,397	$11,571	$4,025	$17,807
Less: Undistributed amounts allocated to participating securities	14	—	17	—
Undistributed earnings allocated to stockholders	$3,383	$11,571	$4,008	$17,807

Weighted average number of shares outstanding – basic	88,826,919	94,024,970	88,717,890	93,996,553
Weighted average number of shares outstanding – diluted	88,913,175	99,344,563	88,802,948	99,265,668
Net income per share – basic	$0.04	$0.12	$0.05	$0.19
Net income per share – diluted	$0.04	$0.12	$0.05	$0.18

Adjusted Net Income	$22,621	$32,499	$38,071	$56,900
Less: Undistributed amounts allocated to participating securities	94	—	158	—
Undistributed earnings allocated to stockholders	$22,527	$32,499	$37,913	$56,900

Weighted average number of shares outstanding – basic	88,826,919	94,024,970	88,717,890	93,996,553
Weighted average number of shares outstanding – diluted	88,913,175	99,344,563	88,802,948	99,265,668
Adjusted earnings per share – basic	$0.25	$0.35	$0.43	$0.61
Adjusted earnings per share – diluted	$0.25	$0.33	$0.43	$0.57

The following table presents the calculation of Adjusted Diluted Earnings Per Share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Net income per share – diluted	$0.04	$0.12	$0.05	$0.18
Adjusted Net Income adjustments per share
Income tax expense	0.05	0.05	0.05	0.09
Amortization of acquired intangible assets	0.15	0.13	0.30	0.27
Stock-based compensation	0.01	0.06	0.02	0.11
Transaction expenses(1)	0.07	0.02	0.08	0.04
Restructuring(2)	—	0.01	0.04	0.01
Technology Transformation(3)	0.04	0.05	0.07	0.09
Loss (gain) on interest rate swaps(4)	—	—	—	—
Other(5)	—	—	—	—
Income tax effect(6)	(0.11)	(0.11)	(0.18)	(0.22)
Adjusted earnings per share – diluted	$0.25	$0.33	$0.43	$0.57
Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding – diluted (US GAAP)	88,913,175	99,344,563	88,802,948	99,265,668
Options not included in weighted average number of shares outstanding – diluted (US GAAP) (using treasury stock method)	—	—	—	—
Weighted average number of shares outstanding – diluted (non-GAAP) (using treasury stock method)	88,913,175	99,344,563	88,802,948	99,265,668

(1)Consists of transaction expenses related to mergers and acquisitions, associated earn-outs, investor management fees, and costs related to the preparation of our IPO and one-time public company transition expenses.
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
(4)Consists of loss (gain) on interest rate swaps. See Part 1. Item 3. “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” for additional information on interest rate swaps.
(5)Consists of costs related to loss (gain) on foreign currency transactions, impairment of capitalized software and other costs outside of the ordinary course of business.
(6)Effective tax rates of 29.6% and 25.0% have been used to compute Adjusted Net Income for the three months ended June 30, 2021 and 2022, respectively. Effective tax rates of 29.6% and 27.3% have been used to compute Adjusted Net Income for the six months ended June 30, 2021 and 2022, respectively. In previously reported information for the six months ended June 30, 2021, a statutory rate of 26.0% was used to calculate Adjusted Net Income. However, we subsequently adjusted the rate used to align with our current methodology of calculating the actual adjusted effective tax rate that reflects the adjustments to arrive at Adjusted Net Income. As of December 31, 2021, we had net operating loss carryforwards of approximately $80.7 million for federal income tax purposes and deferred tax assets of approximately $8.2 million related to state and foreign income tax loss carryforwards available to reduce future income subject to income taxes. The amount of actual cash taxes we pay for federal, state, and foreign income taxes differs significantly from the effective income tax rate computed in accordance with US GAAP, and from the normalized rate shown above.
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
Our capital expenditures can vary depending on the timing of the development of new products and services and technological enhancement-related investments. Capital expenditures for the six months ended June 30, 2021 and 2022 were approximately $9.3 million and $10.9 million, respectively, primarily related to capitalizable software development.
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
As of June 30, 2022, we had cash and cash equivalents of approximately $65.8 million. As of December 31, 2021, we had cash and cash equivalents of $48.0 million. All cash and cash equivalents are held with independent financial institutions with a minimum credit rating of A as defined by the three main credit rating agencies. As of June 30, 2022, all cash and cash equivalents were held in accounts with banks such that the funds are immediately available or in fixed term deposits with a maximum maturity of three months.
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
Amounts outstanding under the First Lien Term Loan bear interest under either of the following two rates, elected in advance quarterly by the borrower for periods of either one month, two months, three months or six months: (1) an applicable rate of 2.5% plus a base rate (equal to the greater of (a) the prime rate (b) the federal funds rate plus 1⁄2 of 1% or (c) the one-month LIBOR plus 1%, subject to a 2% floor); or (2) an applicable rate of 3.5% plus one-month LIBOR which is subject to a 1% floor. Interest on LIBOR borrowings is payable on the last business day of the interest period selected except in the case of a six-month election, in which case it is payable on the last day of the third and sixth month. The interest rate in effect for the First Lien Term Loan as of June 30, 2022 was 5.07%. The First Lien Term Loan requires $1.6 million repayment of principal on the last business day of each March, June, September and December. Under the Credit Agreement, we must also make a mandatory prepayment of principal in the amount of 50% of the excess cash, as defined in the Credit Agreement, generated in any given year, if our Net Leverage Ratio (as defined in the Credit Agreement) is greater than or equal to 2.95:1.00. Per the terms of the Credit Agreement, there was no excess cash flow payment required for the year ended December 31, 2021. On November 1, 2021, the Company utilized the net proceeds from the IPO and cash on hand to repay $100.0 million of outstanding borrowings under the First Lien Term Loan. All remaining outstanding principal is due at maturity in June 2024. Since origination, we have been in compliance with all covenants under the Credit Agreement.
Pursuant to the Sixth Amendment to the Credit Agreement, the $85.0 million Revolving Credit Facility automatically increased an additional $55.0 million to $140.0 million upon the consummation of the IPO on September 23, 2021.
Amounts outstanding under the Revolving Credit Facility bear interest at a tiered floating interest rate based on the net leverage ratio of the borrower. The rate may be chosen periodically in advance of each interest period at the election of the borrower, as follows: (1) an applicable rate of 2.5% plus the greater of (a) the prime rate (b) the federal funds rate plus 1⁄2 of 1% (c) the one-month LIBOR plus 1% or (d) a 2% floor or (2) an applicable rate of 3.5% plus one-month LIBOR. In addition, there is a quarterly fee of 0.50% or 0.375% on the unused portion of the commitments based on the first lien net leverage ratio. Unused and therefore available borrowings under the Revolving Credit Facility, net of letters of credit, were $139.3 million as of December 31, 2021 and June 30, 2022. The Revolving Credit Facility matures on the earlier of August 11, 2026 or December 31, 2023 unless, on or prior to December 31, 2023, the First Lien Term Loan has been refinanced with a final maturity date that is no earlier than February 11, 2027 or amended, modified or waived, such that the final maturity date of the First Lien Term Loan is no earlier than February 11, 2027. We can use available funding capacity under the Revolving Credit Facility to satisfy letters of credit related to leased office space and other obligations, subject to a sublimit equal to the lesser of $20.0 million or aggregate amounts available for borrowing under the Revolving Credit Facility. The issuance of letters of credit reduce the available capacity under the Revolving Credit Facility. We had outstanding letters of credit totaling $0.7 million as of December 31, 2021 and June 30, 2022 and additional availability for letters of credit of $19.3 million.
The Credit Agreement contains covenants that, among other things restrict our ability to: incur certain additional indebtedness; transfer money between our various subsidiaries; pay dividends on, repurchase or make distributions with respect to our subsidiaries’ capital stock or make other restricted payments; issue stock of subsidiaries; make certain investments, loans or advances; transfer and sell certain assets; create or permit liens on assets; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into certain transactions with our affiliates; and amend certain documents. The Credit Agreement also contains financial covenants that require us to maintain a total specified leverage ratio of less than 6.75:1.00 for so long as we have borrowed at least 35% or more of the total availability under the Revolving Credit Facility. Compliance with the financial covenants may be waived by lenders holding a majority of the Revolving Credit Facility. We were in compliance with all financial covenants under the Credit Agreement as of June 30, 2022.
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
Cash Flows
The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,
	2021	2022
(in thousands)
Net cash provided by operating activities	$45,290	$33,279
Net cash used in investing activities	(9,295)	(10,873)
Net cash used in financing activities	(8,234)	(2,858)
Increase in cash and cash equivalents	27,761	19,548
Effect of exchange rate changes on cash	(103)	(1,735)
Cash and cash equivalents at beginning of the period	66,633	47,998
Cash and cash equivalents at end of the period	$94,291	$65,811
Operating Activities
Net cash provided by operating activities of $45.3 million for the six months ended June 30, 2021 reflects the adjustment to net income for non-cash charges totaling $42.1 million, primarily driven by $40.8 million in depreciation and amortization, $2.9 million of impairments of long-lived assets, $1.7 million of stock-based compensation and $1.2 million of debt discount amortization, partially offset by $0.7 million in deferred income taxes, $1.2 million of deferred rent and $2.9 million of changes in the fair value of derivatives. Changes in operating assets and liabilities for the six months ended June 30, 2021 reduced cash flow from operating activities by $0.8 million.
Net cash provided by operating activities of $33.3 million for the six months ended June 30, 2022 reflects the adjustment to net income for non-cash charges totaling $51.5 million primarily driven by $40.0 million of depreciation and amortization, $11.1 million of stock-based compensation and $3.4 million of deferred income taxes, partially offset by $4.1 million of changes in the fair value of derivatives and $1.2 million of unrealized translation gain on investment in foreign subsidiaries. Changes in operating assets and liabilities for the six months ended June 30, 2022 decreased cash flow from operating activities by $36.1 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2021 and 2022 was $9.3 million and $10.9 million, respectively. Net cash used in investing activities for the six months ended June 30, 2021 consisted of a $8.0 million investment in capitalized software and $1.3 million in purchases of computer hardware and other property, plant and equipment. Net cash used in investing activities for the six months ended June 30, 2022 consisted of a $7.6 million investment in capitalized software and $3.3 million in purchases of computer hardware and other property, plant and equipment.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2021 was $8.2 million. Net cash used in financing activities for the six months ended June 30, 2022 was $2.9 million. The decrease in net cash used in financing year-over-year is primarily due to a mandatory principal repayment of $6.7 million in April 2021.
Adjusted Free Cash Flow
For the six months ended June 30, 2021, we generated $36.9 million of Adjusted Free Cash Flow compared to $22.4 million for the six months ended June 30, 2022. The decrease in Adjusted Free Cash Flow compared to the prior year period was driven by a return to our historical bonus payment structure, timing of interest and higher tax payments.
The following table reconciles net cash flow provided by operating activities, the most directly comparable US GAAP measure, to Adjusted Free Cash Flow for the six months ended June 30, 2021 and 2022. For the six months ended June 30, 2021, we adjusted Free Cash Flow for one-time, non-operating cash expenses related to the IPO.

	Six Months Ended June 30,
(in thousands)	2021	2022
Net Cash provided by Operating Activities	$45,290	$33,279
Total IPO adjustments(1)	855	—
Purchases of intangible assets and capitalized software	(8,035)	(7,616)
Purchases of property and equipment	(1,260)	(3,266)
Adjusted Free Cash Flow	$36,850	$22,397
_______________
(1) Includes one-time, non-operating cash expenses related to our IPO. Costs include $0.9 million of professional fees in preparation of our IPO.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in accordance with US GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2021 Annual Report for a description of our critical accounting estimates and Note 2, “Summary of Significant Accounting Policies” to our 2021 consolidated financial statements in our 2021 Annual Report for our significant accounting policies. During the six months ended June 30, 2022, we adopted FASB ASC Topic 326, “Financial Instruments - Credit Losses” (“CECL”) with an adoption date of January 1, 2022. As a result, we changed our accounting policy for allowance for credit losses and the adoption of CECL resulted in an immaterial cumulative effect adjustment recorded in retained earnings as of January 1, 2022. For additional information, see Note 2, “Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q. There were no additional changes to our critical accounting estimates for the three and six months ended June 30, 2022. See Note 3, “Recent Accounting Standards Update” to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of new accounting guidance adopted during the first six months of 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency and Derivative Risk
We from time to time enter into foreign currency options and forward contracts to mitigate the foreign exchange risk on expected future cash outlays to fund our fulfillment centers. We hedge our Indian rupee (“INR”) denominated expenses through foreign exchange contracts. These contracts were designated as cash flow hedges and qualified for hedge accounting under US GAAP. As of December 31, 2021 and June 30, 2022, we did not have any outstanding foreign currency options or forward contracts. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is also presented in the same line of the unaudited condensed consolidated statements of income and comprehensive income as the earnings effect of the hedged transaction. During the three months ended June 30, 2021, there was a gain of $0.1 million related to the excluded components of the hedged transaction, which was reclassified into cost of revenues and selling, general and administrative expense in the unaudited condensed consolidated statements of income and comprehensive income. There were no such gains or losses during the three months ended June 30, 2022. During the six months ended June 30, 2021, there was a gain of $0.2 million related to the excluded components of the hedged transaction, which was reclassified into cost of revenues and selling, general and administrative expense in the unaudited condensed consolidated statements of income and comprehensive income. There were no such gains or losses during the six months ended June 30, 2022.
Recognized realized net gains from remeasurement of foreign currency forward contracts were immaterial for the three and six months ended June 30, 2021. The Company had no forward contracts during the three and six months ended June 30, 2022.
Credit Risk
As of December 31, 2021 and June 30, 2022, we had accounts receivable, net of allowance for expected credit losses, of $127.9 million and $164.2 million, respectively. For the three and six months ended June 30, 2021 and 2022, no single client accounted for more than 3% of our revenue. No single client had an accounts receivable balance greater than 3% of total accounts receivable as of December 31, 2021 or June 30, 2022.
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings, mainly under our Credit Agreement. Our First Lien Term Loan accrues interest at either (1) an applicable rate of 2.5% plus the greater of (a) the prime rate or (b) the federal funds rate plus 1/2 of 1% (c) the one-month LIBOR plus 1%, or (d) a 2% floor; (2) an applicable rate of 3.5% plus one-month LIBOR which is subject to a 1% floor. Our borrowings as of June 30, 2022 accrue interest at 5.07%, based on an applicable rate of 3.5% plus the LIBOR rate as per (2) above.
We have historically hedged against changes in interest rates through interest rate swaps and expect to do so in the future. We currently do not have any outstanding interest rate swaps.
Effects of Inflation
While inflation may impact our revenues and operating expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

Off-Balance Sheet Arrangements
As of June 30, 2022, we did not have any off-balance sheet arrangements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the company, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Based upon the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.

However, after giving full consideration to the material weakness, and the additional analyses and other procedures that we performed to ensure that our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with US GAAP, our management has concluded that our consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Waiver to Amended and Restated Stockholders’ Agreement, dated as of April 8, 2022, among Sterling Check Corp. and the Founder Stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on March 16, 2022).

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

Date: August 9, 2022

By:	/s/ Peter Walker
Peter Walker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2022