Form 10-Q
period 2022-09-30
Sterling Check Corp.
filed 2022-11-09
CIK 1645070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The total number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of November 7, 2022 was 97,063,754 (excluding treasury shares of 107,820).

STERLING CHECK CORP. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	6
	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2021 and September 30, 2022	6
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2021 and 2022	7
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2021 and 2022	8
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2022	10
	Notes to the Unaudited Condensed Consolidated Financial Statements	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55
Item 4.	Controls and Procedures	56

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	58
Item 1A.	Risk Factors	58
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 3.	Defaults Upon Senior Securities	59
Item 4.	Mine Safety Disclosures	59
Item 5.	Other Information	59
Item 6.	Exhibits	59

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	December 31, 2021	September 30, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,998	$99,190
Accounts receivable (net of allowance of $2,949 and $3,182 as of December 31, 2021 and September 30, 2022, respectively)	127,927	159,550
Prepaid expenses	12,510	8,702
Operating leases right-of-use asset	—	3,333
Other current assets	11,563	11,235
Total current assets	199,998	282,010
Property and equipment, net	11,124	10,973
Goodwill	852,536	849,423
Intangible assets, net	297,146	254,610
Deferred income taxes	4,770	4,117
Operating leases right-of-use asset	—	15,679
Other noncurrent assets, net	6,685	8,115
TOTAL ASSETS	$1,372,259	$1,424,927
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,127	$36,784
Accrued expenses	67,971	66,200
Current portion of long-term debt	6,461	6,461
Operating leases liability, current portion	—	3,601
Other current liabilities	24,361	14,162
Total current liabilities	129,920	127,208
Long-term debt, net	499,107	495,705
Deferred income taxes	28,584	31,542
Long-term operating leases liability, net of current portion	—	18,087
Other liabilities	5,024	4,171
Total liabilities	$662,635	$676,713
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Preferred stock ($0.01 par value; 100,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 1,000,000,000 shares authorized, 95,854,795 shares issued and 95,746,975 shares outstanding as of December 31, 2021; 1,000,000,000 shares authorized, 96,655,886 shares issued and 96,548,066 shares outstanding as of September 30, 2022)	68	75
Additional paid-in capital	916,578	936,239
Common stock held in treasury (107,820 shares as of December 31, 2021 and September 30, 2022)	(897)	(897)
Accumulated deficit	(206,218)	(179,306)
Accumulated other comprehensive income (loss)	93	(7,897)
Total stockholders’ equity	709,624	748,214
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,372,259	$1,424,927
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2021	2022	2021	2022
REVENUES	$169,557	$199,299	$468,255	$596,862
OPERATING EXPENSES:
Cost of revenues (exclusive of depreciation and amortization below)	82,638	106,422	225,798	314,954
Corporate technology and production systems	12,084	13,715	32,435	38,806
Selling, general and administrative	84,983	42,411	153,194	126,630
Depreciation and amortization	20,346	16,570	61,193	56,598
Impairments of long-lived assets	15	193	2,940	805
Total operating expenses	200,066	179,311	475,560	537,793
OPERATING (LOSS) INCOME	(30,509)	19,988	(7,305)	59,069
OTHER EXPENSE (INCOME):
Interest expense, net	7,668	7,764	22,841	20,719
Loss (gain) on interest rate swaps	112	—	199	(296)
Other income	(400)	(560)	(1,034)	(1,422)
Total other expense, net	7,380	7,204	22,006	19,001
(LOSS) INCOME BEFORE INCOME TAXES	(37,889)	12,784	(29,311)	40,068
Income tax (benefit) provision	(12,633)	3,481	(8,080)	12,958
NET (LOSS) INCOME	$(25,256)	$9,303	$(21,231)	$27,110
Unrealized loss on hedged transactions, net of tax	(1)	—	(323)	—
Foreign currency translation adjustments, net of tax	(1,565)	(4,790)	(971)	(7,990)
Total other comprehensive (loss) income	(1,566)	(4,790)	(1,294)	(7,990)
COMPREHENSIVE (LOSS) INCOME	$(26,822)	$4,513	$(22,525)	$19,120
Net (loss) income per share attributable to stockholders
Basic	$(0.28)	$0.10	$(0.24)	$0.29
Diluted	$(0.28)	$0.09	$(0.24)	$0.27
Weighted average number of shares outstanding
Basic	89,431,022	94,134,690	88,956,388	94,043,105
Diluted	89,431,022	99,118,521	88,956,388	99,217,125
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)	Shares Outstanding	Par Value	Additional Paid-In Capital	Common Stock Held in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE as of December 31, 2020	88,554,962	$1	$770,714	$(897)	$(187,691)	$1,057	$583,184
Common stock issued for exercise of employee-based stock options	271,946	—	2,427	—	—	—	2,427
Stock-based compensation	—	—	911	—	—	—	911
Net income	—	—	—	—	628	—	628
Unrealized loss on hedged transactions, net of tax	—	—	—	—	—	(134)	(134)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	372	372
BALANCE as of March 31, 2021	88,826,908	$1	$774,052	$(897)	$(187,063)	$1,295	$587,388
Stock-based compensation	—	—	765	—	—	—	765
Net income	—	—	—	—	3,397	—	3,397
Unrealized loss on hedged transactions, net of tax	—	—	—	—	—	(188)	(188)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	222	222
BALANCE as of June 30, 2021	88,826,908	$1	$774,817	$(897)	$(183,666)	$1,329	$591,584
Common stock issued for exercise of employee-based stock options	6,093	—	56	—	—	—	56
Issuance of common stock in connection with IPO, net of offering costs, underwriting discounts and commissions	4,760,000	48	94,475	—	—	—	94,523
Issuance of common stock in connection with forgiveness of promissory notes	370,182	—	8,409	—	—	—	8,409
Capital contribution from Stockholder	—	—	15,576	—	—	—	15,576
Issuance of restricted shares	1,824,597	19	(19)	—	—	—	—
Stock-based compensation	—	—	17,919	—	—	—	17,919
Net loss	—	—	—	—	(25,256)	—	(25,256)
Unrealized gain on hedge transactions	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	—	(1,565)	(1,565)
BALANCE as of September 30, 2021	95,787,780	$68	$911,233	$(897)	$(208,922)	$(237)	$701,245

(in thousands, except share amounts)	Shares Outstanding	Par Value	Additional Paid-In Capital	Common Stock Held in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE as of December 31, 2021	95,746,975	$68	$916,578	$(897)	$(206,218)	$93	$709,624
Issuance of common stock	1,112	—	—	—	—	—	—
Common stock issued for exercise of employee-based stock options	8,486	—	80	—	—	—	80
Issuance of restricted shares, net of forfeitures and vestings	533,095	5	(5)	—	—	—	—
Stock-based compensation	—	—	5,108	—	—	—	5,108
Net income	—	—	—	—	6,236	—	6,236
Cumulative effect adjustment for adoption of CECL, net of tax of $56	—	—	—	—	(198)	—	(198)
Foreign currency translation adjustment, net of tax	—	—	(8)	—	—	283	275
BALANCE as of March 31, 2022	96,289,668	$73	$921,753	$(897)	$(200,180)	$376	$721,125
Issuance of common stock	1,812	—	—	—	—	—	—
Common stock issued for exercise of employee stock options	76,399	—	734	—	—	—	734
Issuance of restricted shares, net of forfeitures and vestings	42,388	—	—	—	—	—	—
Stock-based compensation	—	—	6,023	—	—	—	6,023
Net income	—	—	—	—	11,571	—	11,571
Foreign currency translation adjustment, net of tax	—	—	(24)	—	—	(3,483)	(3,507)
BALANCE as of June 30, 2022	96,410,267	$73	$928,486	$(897)	$(188,609)	$(3,107)	$735,946
Issuance of common stock	1,604	—	—	—	—	—	—
Common stock issued for exercise of employee stock options	159,350	2	1,477	—	—	—	1,479
Issuance of restricted shares, net	(23,155)	—	—	—	—	—	—
Stock-based compensation	—	—	6,293	—	—	—	6,293
Net income	—	—	—	—	9,303	—	9,303
Foreign currency translation adjustment, net of tax	—	—	(17)	—	—	(4,790)	(4,807)
BALANCE as of September 30, 2022	96,548,066	$75	$936,239	$(897)	$(179,306)	$(7,897)	$748,214
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2021	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(21,231)	$27,110
Adjustments to reconcile net (loss) income to net cash provided by operations
Depreciation and amortization	61,193	56,598
Deferred income taxes	(13,349)	4,885
Stock-based compensation	27,236	17,424
Impairments of long-lived assets	2,940	805
Provision for bad debts	604	1,016
Amortization of financing fees	362	327
Amortization of debt discount	1,741	1,444
Deferred rent	(1,334)	(170)
Unrealized translation gain on investment in foreign subsidiaries	(100)	(1,838)
Changes in fair value of derivatives	(5,024)	(4,102)
Excess payment on contingent consideration for acquisition	(1,159)	—
Changes in operating assets and liabilities
Accounts receivable	(40,383)	(33,145)
Insurance receivable	750	—
Prepaid expenses	(1,421)	3,579
Other assets	1,464	(2,097)
Accounts payable	12,116	6,546
Litigation settlement obligation	(750)	—
Accrued expenses	15,609	84
Other liabilities	(338)	(4,868)
Net cash provided by operating activities	38,926	73,598
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,619)	(3,978)
Purchases of intangible assets and capitalized software	(11,987)	(11,719)
Proceeds from disposition of property and equipment	7	25
Net cash used in investing activities	(14,599)	(15,672)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	2,483	2,291
Proceeds from issuance of common stock in IPO, net of underwriting discounts and commissions	102,638	—
Payments of IPO issuance costs	(6,120)	(225)
Capital contribution from certain stockholders	15,576	—
Payments of long-term debt	(11,531)	(4,846)
Payment of contingent consideration for acquisition	(738)	(226)
Payments of finance lease obligations	(8)	(3)
Net cash provided by (used in) financing activities	102,300	(3,009)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(863)	(3,725)
NET CHANGE IN CASH AND CASH EQUIVALENTS	125,764	51,192
CASH AND CASH EQUIVALENTS
Beginning of period	66,633	47,998
Cash and cash equivalents at end of period	$192,397	$99,190

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for
Interest, net of capitalized amounts of $220 and $245 for the nine months ended September 30, 2021 and 2022, respectively	$21,494	$24,277
Income taxes	4,663	11,513
Offering costs included in accounts payable and accrued liabilities	1,996	—
Noncash investing activities
Purchases of property and equipment in accounts payable and accrued expenses	35	8
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
As of September 30, 2022, the Company is 62.1% owned by an investment group consisting of entities advised by or affiliated with The Goldman Sachs Group, Inc. (“Goldman Sachs”) and Caisse de dépôt et placement du Québec (“CDPQ”). CDPQ owns its equity interest in the Company indirectly through a limited partnership controlled by Goldman Sachs.

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
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and judgments that can affect the reported amount of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Significant estimates include the impairment of long-lived assets, goodwill impairment, the determination of the fair value of acquired assets and liabilities, the valuation of stock-based awards and stock-based compensation and sales and income tax liabilities. The Company also applies an estimated useful life of three years to internally developed software. This is based on the historical observed pace of change in the Company’s delivery, technology, and product offerings as well as market competition. The Company believes that the estimates used in the preparation of these unaudited condensed consolidated financial statements are reasonable; however, actual results could differ materially from these estimates.
Segment Information
The Company has one operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.
Cash and Cash Equivalents
Cash and cash equivalents of $48.0 million and $99.2 million as of December 31, 2021 and September 30, 2022, respectively, include money market instruments with maturities of three months or less. The Company maintained cash outside the U.S. as of December 31, 2021 of $34.2 million with the largest deposits being held in India and Canada, with balances of $15.0 million and $3.6 million, respectively. Cash outside the U.S. was $36.1 million as of September 30, 2022, with the largest deposits being held in India and Canada, with balances of $16.5 million and $7.3 million, respectively.
Foreign Currency
Assets and liabilities of operations having non-USD functional currencies are translated at period-end exchange rates, and income statement accounts are translated at weighted average exchange rates for the period. Gains or losses resulting from translating foreign currency financial statements, net of any related tax effects, are reflected in Accumulated other comprehensive income (loss), a separate component of stockholders’ equity on the unaudited condensed consolidated balance sheets. Gains or losses resulting from foreign currency transactions incurred in currencies other than the local functional currency are included in Other income in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. The cumulative translation adjustment resulted in a loss of $0.6 million and a loss of $8.6 million as of December 31, 2021 and September 30, 2022, respectively.
Allowance for Credit Losses
Accounts receivable balances consist of trade receivables that are recorded at the invoiced amount, net of allowances for expected credit losses and for potential sales credits and reserves. Sales credits and reserves were $0.4 million and $0.7 million as of December 31, 2021 and September 30, 2022, respectively.

The Company adopted FASB ASC Topic 326, Financial Instruments - Credit Losses (“CECL”), with an adoption date of January 1, 2022. As a result, the Company changed its accounting policy for allowance for credit losses and the policy pursuant to CECL is disclosed below. The adoption of CECL resulted in a $0.3 million cumulative effect adjustment recorded in retained earnings as of January 1, 2022.

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

The following table summarizes changes in the allowance for expected credit losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands)	2021	2022	2021	2022
Balance at beginning of period	$2,180	$2,161	$1,861	$2,949
Cumulative effect of accounting change upon adoption of CECL	—	—	—	254
Additions	108	351	604	1,010
Write-offs, net of recoveries	(26)	(36)	(198)	(1,727)
Foreign currency translation adjustment	(7)	(14)	(12)	(24)
Balance at end of period	$2,255	$2,462	$2,255	$2,462
Corporate Technology and Production Systems
Corporate technology and production systems includes costs related to maintaining the Company’s corporate information technology infrastructure and non-capitalizable costs to develop and maintain its production systems.
The following table sets forth expenses included in each category of corporate technology and production systems for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2022	2021	2022
Corporate information technology	$6,122	$7,012	$15,611	$19,425
Development of platform and product initiatives	3,906	4,433	11,242	12,797
Production support and maintenance	2,056	2,270	5,582	6,584
Total production systems	5,962	6,703	16,824	19,381
Corporate technology and production systems	$12,084	$13,715	$32,435	$38,806
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
Included within corporate technology and production systems are non-capitalizable production system and corporate information technology expenses related to Project Ignite, a three-phase strategic investment initiative. Phase one of Project Ignite modernized client and candidate experiences and is complete. Phase two of Project Ignite focused on decommissioning the Company’s on-premises data centers and migrating the Company’s production systems and corporate information technological infrastructure to a managed service provider in the cloud. During the first half of 2021, the Company completed phase two initiatives related to the migration of its production and fulfillment systems to the cloud, and as a result, as of December 31, 2021, over 95% of revenue is processed through platforms hosted in the cloud. The Company incurred expenses related to phase two to complete the decommissioning of on-premises data centers for internal corporate technology infrastructure and migration to the cloud which was completed as of September 30, 2022. Phase three of Project Ignite is decommissioning of the platforms purchased over the prior ten years and the migration of the clients to one global platform. This third and final phase, which the Company expects to substantially complete by year-end 2022, will unify clients onto a single global platform. The future costs related to completing these initiatives will be included in corporate technology and production systems.

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
The Company will cease to be an emerging growth company upon the earliest of (a) the last day of the fiscal year in which it has total annual gross revenues of $1.235 billion or more; (b) the last day of its fiscal year following the fifth anniversary of the date of its IPO; (c) the date on which it has issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date on which it is deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur as of the last day of a fiscal year in which the market value of its common stock held by non-affiliates equals or exceeds $700 million as of the last business day of the second fiscal quarter of such fiscal year, which threshold was not exceeded as of June 30, 2022.
Accounting Pronouncements Adopted
In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (“ASC 842”), on the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use (“ROU”) asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a manner similar to the accounting under previously issued guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to previously issued guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840, Leases. The guidance is effective for the Company for annual periods beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022. Effective January 1, 2022, the Company adopted ASC 842 on a modified retrospective transition basis and recognized a ROU asset of $21.0 million and a lease liability of $23.8 million upon adoption. For additional information see Note 8, “Leases.”
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

4.Acquisitions

EBI Acquisition

On November 30, 2021, the Company acquired all of the outstanding shares of Employment Background Investigations, Inc. (“EBI”) for a purchase price of $67.8 million, consisting of $66.3 million of cash and $1.5 million of contingent consideration recorded at fair value. The contingent consideration is limited to a maximum of $8.5 million of additional payments, to be determined based on actual future results. As of December 31, 2021, the fair value of this contingent consideration totaled $1.5 million and consisted of $0.9 million for an earn-out payable two years after the acquisition based upon revenue retention and $0.6 million payable throughout the year following the acquisition based on customer collections on receivables acquired. As of September 30, 2022, the fair value of this contingent consideration totaled $1.2 million and consisted of the $0.9 million earn-out and $0.3 million remaining payable throughout the year following the acquisition based on customer collections on acquired receivables. The Company recorded a preliminary allocation of the purchase price to assets acquired and liabilities assumed based on their estimated fair values as of November 30, 2021 and no measurement period adjustments were recognized during the three and nine month periods ended September 30, 2022. The Company incurred approximately $1.9 million of transaction expenses related to the acquisition of EBI during the year ended December 31, 2021.

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

5.Property and Equipment, net

(in thousands)	December 31, 2021	September 30, 2022
Furniture and fixtures	$3,636	$2,569
Computers and equipment	37,767	40,885
Leasehold improvements	7,347	6,539
	48,750	49,993
Less: Accumulated depreciation	(37,626)	(39,020)
Total property and equipment, net	$11,124	$10,973
Depreciation expense on property and equipment was $1.1 million and $1.1 million during the three months ended September 30, 2021 and 2022, respectively, and $3.5 million and $3.3 million during the nine months ended September 30, 2021 and 2022, respectively. Write down of abandoned property and equipment no longer in use was less than $0.1 million and $0.2 million for the three months ended September 30, 2021 and 2022, respectively, and $2.8 million and $0.8 million for the nine months ended September 30, 2021 and 2022, respectively.
6.Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2022 were as follows:

(in thousands)
Goodwill as of December 31, 2021	$852,536
Foreign currency translation adjustment	(3,113)
Goodwill as of September 30, 2022	$849,423
Intangible Assets
Intangible assets, net consisted of the following for the periods presented:

		December 31, 2021			September 30, 2022
(dollars in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer lists	7 - 17 years	$507,087	$(304,855)	$202,232	$505,426	$(331,179)	$174,247
Trademarks	2 - 16 years	77,434	(31,685)	45,749	77,035	(35,939)	41,096
Non-compete agreement	1 - 5 years	3,191	(2,462)	729	3,171	(2,537)	634
Technology	3 - 7 years	231,165	(191,320)	39,845	242,255	(211,462)	30,793
Domain names	3 - 15 years	10,118	(4,009)	6,109	10,118	(4,514)	5,604
Favorable leases	4 - 14 years	4,940	(2,458)	2,482	4,940	(2,704)	2,236
		$833,935	$(536,789)	$297,146	$842,945	$(588,335)	$254,610
Included within technology is $30.7 million and $29.0 million of internal-use software, net of accumulated amortization, as of December 31, 2021 and September 30, 2022, respectively. As of September 30, 2022, $7.2 million of technology assets have not yet been put in service.

The Company capitalized $12.0 million of costs to develop internal-use software included in technology during the nine months ended September 30, 2021 (consisting of internal costs of $9.3 million and external costs of $2.7 million). The Company capitalized $11.7 million of costs to develop internal-use software included in technology during the nine months ended September 30, 2022 (consisting of internal costs of $9.4 million and external costs of $2.3 million).
For the three months ended September 30, 2021, the Company recorded no write-down of capitalized software. For the nine months ended September 30, 2021, the Company recorded a write-down related to the impairment of capitalized software in the amount of $0.1 million. There was no write-down of capitalized software during the three and nine months ended September 30, 2022.
Amortization expense was $19.2 million and $15.5 million for the three months ended September 30, 2021 and 2022, respectively, and $57.7 million and $53.3 million for the nine months ended September 30, 2021 and 2022, respectively.
Except for the customer lists, which are amortized utilizing an accelerated method, all other intangible assets are amortized on a straight-line basis, which approximates the pattern in which economic benefits are consumed. Estimated amortization expense as of September 30, 2022 is as follows for each of the next five years:

(in thousands)
Year Ending December 31,
2022	$15,560
2023	52,447
2024	42,724
2025	33,288
2026	26,387
Thereafter	84,204
$254,610
7.Accrued Expenses
Accrued expenses on the unaudited condensed consolidated balance sheets as of December 31, 2021 and September 30, 2022, consisted of the following:

(in thousands)	December 31, 2021	September 30, 2022
Accrued compensation	$28,851	$28,584
Accrued cost of revenues	18,270	18,669
Accrued interest	4,144	2,880
Other accrued expenses	16,706	16,067
Total accrued expenses	$67,971	$66,200

8.Leases
Effective January 1, 2022, the Company adopted ASC 842, which requires the recognition of all leases, including operating leases on the unaudited condensed consolidated balance sheets by recording a ROU asset and related liability, and elected to exclude short-term leases from adoption. The lease liability and ROU asset will be remeasured when there is a change in the lease term (or upon the occurrence of another reassessment trigger). The Company elected to adopt ASC 842 using the effective date method, which required the Company to recognize and measure all leases that exist at the effective date using a modified transition approach. Under this approach, the Company will not restate financial information for any periods prior to January 1, 2022. ASC 842 includes certain practical expedients intended to ease the burden of adoption. Upon adoption, the Company elected the following package of practical expedients:

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

In addition, the Company derecognized its intangible favorable and unfavorable lease balances at the transition date with a corresponding entry to the ROU asset, with no impact to the unaudited condensed consolidated statements of operations and comprehensive (loss) income and the Company’s accumulated deficit.

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
The Company leases real estate and equipment for use in its operations. The Company has 18 operating leases with remaining lease terms ranging from 7 months to 76 months.
The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2022	2021	2022
Components of total lease costs
Operating lease expense	$1,303	$1,357	$3,022	$3,958
Sublease income	—	(216)	—	(504)
Total net lease costs	$1,303	$1,141	$3,022	$3,454

Information related to the Company’s ROU assets and lease liabilities is as follows:

(dollar amounts in thousands)	September 30, 2022
Operating leases
Operating leases ROU asset - current	$3,333
Operating leases ROU asset - long-term	15,679
Operating leases ROU asset, net	$19,012

Operating leases liability - current	$3,601
Operating leases liability - long-term	18,087
Total operating leases liability	$21,688

Weighted average remaining lease term in years - operating leases	5.0
Weighted average discount rate - operating leases	4.50%

Total remaining lease payments under the Company’s operating leases are as follows:

(in thousands)	September 30, 2022
Remainder of fiscal year 2022	$1,327
2023	5,231
2024	4,681
2025	4,614
2026	3,795
2027	3,468
Thereafter	1,158
Total future minimum lease payments	$24,274
Less: imputed interest	(2,586)
Total	$21,688

9.Debt
The table below sets forth the Company’s long-term debt as presented in the unaudited condensed consolidated balance sheets for the periods presented:

(in thousands)	December 31, 2021	September 30, 2022
Current portion of long-term debt
First lien term loan	$6,461	$6,461
Long-term debt
First lien term loan, due June 19, 2024 (interest rate per annum of 4.50% and 6.57% at September 30, 2021 and 2022, respectively)	503,879	499,033
Unamortized discount and debt issuance costs on first lien term loan	(4,772)	(3,328)
Total long-term debt, net	$499,107	$495,705
The estimated fair value of the Company’s first lien term loan was $508.4 million and $489.7 million as of December 31, 2021 and September 30, 2022, respectively. These fair values were determined based on quoted prices in markets with similar instruments that are less active (Level 2 inputs as defined below) as an observable price of the first lien term loan or similar liabilities is not readily available.

The Company was in compliance with all financial covenants under its credit agreement as of September 30, 2022.
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
The Company considers the recorded value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses to approximate the fair value of the respective assets and liabilities as of December 31, 2021 and September 30, 2022 based upon the short-term nature of such assets and liabilities (Level 1). See Note 9, “Debt” for discussion of the fair value of the Company’s debt.
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
As of December 31, 2021, contingent consideration related to the acquisition of EBI consisted of $0.9 million for an earn-out payable two years after the acquisition based upon revenue retention and $0.6 million payable throughout the year following the acquisition based on customer collections on receivables acquired and is considered a Level 3 financial instrument. As of September 30, 2022, contingent consideration related to the acquisition of EBI consisted of the $0.9 million earn-out payable and $0.3 million remaining to be paid throughout the year following the acquisition based on customer collections of receivables acquired and is considered a Level 3 financial instrument.
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of December 31, 2021:

(in thousands)	Level 1	Level 2	Level 3
Liabilities
Interest rate swaps	—	$4,102	—
Contingent consideration - acquisition of EBI	—	—	$1,445
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of September 30, 2022:

(in thousands)	Level 1	Level 2	Level 3
Liabilities
Contingent consideration - acquisition of EBI	—	—	$1,219

During the three and nine months ended September 30, 2021 and 2022, the Company did not re-measure any financial assets or liabilities at fair value on a nonrecurring basis. There were no transfers between levels during the periods presented.

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
As of September 30, 2022, the Company did not have any outstanding foreign currency derivatives to hedge its foreign exchange risks.
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
As of September 30, 2022, the Company did not have any outstanding derivatives not designated as a hedge in qualifying hedging relationships.
All financial derivative instruments are carried at their fair value on the balance sheet. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of the dates presented:

	Liability Derivatives
(in thousands)	As of December 31, 2021		As of September 30, 2022
Derivatives not designated as hedging instruments:
Interest rate swaps	Other current liabilities	$4,102	Other current liabilities	$—
Total interest rate swaps		$4,102		$—

The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) for the periods presented:

	Three Months Ended September 30,			Three Months Ended September 30,
(in thousands)	2021	2022		2021	2022
Derivatives in Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Included Component)		Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income (Included Component)
			Cost of revenues	$35	$—
Foreign exchange contracts	$41	$—	Selling general and administrative	24	—
Total	$41	$—		$59	$—

	Nine Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2022		2021	2022
Derivatives in Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Included Component)		Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income (Included Component)
			Cost of revenues	$139	$—
Foreign exchange contracts	$(143)	$—	Selling general and administrative	101	—
Total	$(143)	$—		$240	$—

	Three Months Ended September 30,			Three Months Ended September 30,
(in thousands)	2021	2022		2021	2022
Derivatives in Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Excluded Component)		Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income (Excluded Component)
			Cost of revenues	$30	$—
Foreign exchange contracts	$69	$—	Selling general and administrative	22	—
Total	$69	$—		$52	$—

	Nine Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2022		2021	2022
Derivatives in Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Excluded Component)		Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income (Excluded Component)
			Cost of revenues	$120	$—
Foreign exchange contracts	$319	$—	Selling general and administrative	139	—
Total	$319	$—		$259	$—

The tables below present the effect of the Company’s cash flow hedge accounting on the unaudited condensed consolidated statements of operations and comprehensive (loss) income for the periods presented:

	Three Months Ended September 30,
(in thousands)	2021		2022
	Selling General, and Administrative	Cost of Revenues	Selling General, and Administrative	Cost of Revenues
Total amounts of income and expense line items in which the effects of fair value or cash flow hedges are recorded	$84,983	$82,638	$42,411	$106,422
Gain on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain reclassified from accumulated other comprehensive income (loss) into income	24	35	—	—
Amount excluded from effectiveness testing recognized in earnings	22	30	—	—

	Nine Months Ended September 30,
(in thousands)	2021		2022
	Selling General, and Administrative	Cost of Revenues	Selling General, and Administrative	Cost of Revenues
Total amounts of income and expense line items in which the effects of fair value or cash flow hedges are recorded	$153,194	$225,798	$126,630	$314,954
Gain on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain reclassified from accumulated other comprehensive income (loss) into income	101	139	—	—
Amount excluded from effectiveness testing recognized in earnings	139	120	—	—
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive (loss) income for the periods presented:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2021	2022	2021	2022
Derivatives Not Designated as Hedging Instruments	Location of Loss (Gain) Recognized in Income on Derivatives	Amount of Loss (Gain) Recognized in Income on Derivatives
Interest rate swaps	Loss (gain) on interest rate swaps	$112	$—	$199	$(296)
Foreign exchange contracts	Selling general and administrative	0	—	(20)	—
Foreign exchange contracts	Cost of revenues	1	—	(28)	—
Total		$113	$—	$151	$(296)
12.    Income Taxes
The computation of the provision for or benefit from income taxes for interim periods is determined by applying the estimated annual effective tax rate to year-to-date income before tax and adjusting for discrete tax items recorded in the period, if any.
The Company recorded a tax benefit of $12.6 million and a tax provision of $3.5 million for the three months ended September 30, 2021 and 2022, respectively, which resulted in an effective tax rate of 33.3% and 27.2%, respectively. The Company recorded a tax benefit of $8.1 million and a tax provision of $13.0 million for the nine months ended September 30, 2021 and 2022, respectively, which resulted in an effective tax rate of

27.6% and 32.3%, respectively. For the three and nine months ended September 30, 2021 and 2022, the effective rate differs from the statutory rate mainly due to a jurisdictional mix of earnings and permanent items.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA establishes a 15% corporate minimum tax effective for taxable years beginning after December 31, 2022 for domestic corporations with average annual adjusted financial statement income that exceeds $1.0 billion over a three-year period, and imposes a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The Company currently does not expect the tax-related provisions of the IRA to have a material impact on the Company’s financial results.
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
Executive Compensation Payment
Pursuant to an agreement between a stockholder, founder and former chief executive officer, together with trusts for the benefit of his children (the “Trusts”), and another stockholder and former executive of the Company, proceeds from the sale of certain shares in the IPO by the Trusts were paid to such former executive in full settlement of obligations between them in accordance with a prior agreement entered into in 2015 in connection with the acquisition of the Company by Goldman Sachs and CDPQ. This resulted in a one-time $15.6 million deemed non-cash compensation expense to the Company, which was recognized within selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive loss (income) for the three and nine months ended September 30, 2021. The withholding and payroll taxes paid by the Company that were associated with this payment between the stockholders were funded entirely by the Trusts and there was no cash impact to the Company from this arrangement. The cash paid out to the former executive was recorded within cash flows from operating activities with the equal amount received from the stockholder recorded within cash flows from financing, within the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2021.
14.    Equity
Under the Company’s Amended and Restated Certificate of Incorporation, a total of 1,100,000,000 shares of all classes of stock are authorized, divided as follows:
(i)1,000,000,000 shares of common stock, par value $0.01 per share; and
(ii)100,000,000 shares of undesignated preferred stock, par value $0.01 per share (“preferred stock”).
Each share of common stock is entitled to one vote on all matters on which holders of common stock are entitled to vote generally. Holders of common stock are entitled to be paid ratably any dividends as may be declared by the Board of Directors (in its sole discretion), subject to any preferential dividend rights of outstanding preferred stock (if any). No dividends have been declared or paid on the Company’s common stock through September 30, 2022.
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

15.    Stock-Based Compensation
Stock-based compensation expense is recognized in cost of revenues, corporate, technology and production systems, and selling, general, and administrative expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive (loss) income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
(in thousands)
Stock-based compensation expense
Cost of revenues	$937	$384	$958	$1,208
Corporate technology and production systems	1,449	774	1,487	1,803
Selling, general and administrative	23,196	5,135	24,791	14,413
Total stock-based compensation expense	$25,582	$6,293	$27,236	$17,424
Prior to the IPO, all share-based awards were issued to employees under the Company’s 2015 Long-Term Equity Incentive Plan (the “2015 Plan”). Upon the adoption of the Sterling Check Corp. 2021 Omnibus Incentive Plan (the “2021 Equity Plan”) on August 4, 2021 and as of September 22, 2021, all newly granted share-based awards have been issued under the 2021 Equity Plan.
As of September 30, 2022, the Company had approximately $76.4 million of unrecognized pre-tax non-cash stock-based compensation expense related to awards granted under the 2021 Equity Plan, consisting of approximately $34.5 million related to non-qualified stock options (“NQSOs”), $41.0 million related to restricted stock, and approximately $0.9 million related to restricted stock units (“RSUs”), all of which the Company expects to recognize over a weighted average period of 3.05 years.

2015 Long-Term Equity Incentive Plan

The table below provides a summary of service-based vesting options (“SVOs”) and performance-based stock options (“PSOs”) currently outstanding under the 2015 Plan for the nine months ended September 30, 2022:

	Outstanding SVOs				Outstanding PSOs
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
(in thousands, except shares and per share amounts)
Balances as of December 31, 2021	6,450,978	$9.58	6.70	$70,510	3,096,830	$10.05	7.04	$32,394
Exercised	(229,260)	9.37		2,902	(14,975)	9.68		157
Balances as of September 30, 2022 (1)	6,221,718	$9.59	5.43	$50,100	3,081,855	$10.05	3.70	$23,387
__________
(1)    All SVOs and PSOs are exercisable as of September 30, 2022.

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

2021 Omnibus Incentive Plan

On August 4, 2021, the Company’s Board of Directors adopted, and on August 13, 2021 the Company’s stockholders approved, the 2021 Equity Plan. Equity awards under the 2021 Equity Plan are intended to retain and motivate our officers and employees, consultants and non-employee directors and to promote the success of the Company’s business by providing such participating individuals with a proprietary interest in the performance of the Company. The 2021 Equity Plan will terminate on the tenth anniversary thereof, unless earlier terminated by the Board of Directors. Under the 2021 Equity Plan, the following types of awards can be granted to an eligible individual (as defined by the plan and to the extent permitted by applicable law): incentive stock options (“ISOs”) and NQSOs; stock appreciation rights (“SARs”); restricted stock; RSUs; performance awards; cash-based awards and other share-based awards. Upon its adoption, the 2021 Equity Plan provided that up to 9,433,000 shares may be issued pursuant to awards granted under the 2021 Equity Plan (the “Share Limit”); provided, that, the Share Limit shall be automatically increased on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030 in an amount equal to the lesser of (x) 5% of the total number of shares outstanding on the last day of the immediately preceding calendar year, and (y) such number of shares as determined by the Board of Directors, and no more than 9,433,000 shares may be issued upon the exercise of ISOs. As of September 30, 2022, 7,384,913 shares were available for issuance pursuant to future granted awards under the 2021 Equity Plan.

Stock Options

Options issued under the 2021 Equity Plan generally vest over four years, subject to continued employment with the Company through the applicable vesting date. Options issued under the 2021 Equity Plan generally expire ten years after the grant date.

The table below provides a summary of stock option activity under the 2021 Equity Plan for the nine months ended September 30, 2022:

		Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value	Weighted Average Fair Value (per share)
	Number of Shares

	(in thousands, except share and per share amounts)
Outstanding at December 31, 2021	3,918,454	$23.00	9.65	$—
Granted	622,919	22.35			$10.43
Forfeited / Cancelled	(95,254)	23.00
Outstanding at September 30, 2022	4,446,119	$22.91	8.98	$—

Restricted Stock

Restricted stock issued under the 2021 Equity Plan generally vest over four years, subject to continued employment with the Company through the applicable vesting date. Holders of restricted stock are entitled to all rights of a common stockholder of the Company and are subject to restrictions on transfer.

The table below provides a summary of restricted stock activity under the 2021 Equity Plan for the nine months ended September 30, 2022:

		Weighted Average Fair Value (per share)
	Number of Shares

Unvested at December 31, 2021	1,779,716	$23.01
Granted	886,018	21.40
Forfeited / Cancelled	(333,690)	22.86
Vested	(5,914)	22.83
Unvested at September 30, 2022	2,326,130	$22.42

Restricted Stock Units

Restricted stock units issued under the 2021 Equity Plan generally vest over four years, subject to continued employment with the Company through the applicable vesting date. Upon vesting, employees will receive shares of common stock in settlement of the units. The table below provides a summary of restricted stock unit activity under the 2021 Equity Plan for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Fair Value (per share)

Unvested at December 31, 2021	41,933	$23.00
Granted	11,368	21.91
Forfeited / Cancelled	(4,632)	23.00
Unvested at September 30, 2022	48,669	$22.74

Employee Stock Purchase Plan
There were no stock employee purchase offerings under the 2021 Employee Stock Purchase Plan (the “ESPP”) during the three and nine months ended September 30, 2022 and, accordingly, no eligible employees were enrolled in the ESPP during the three and nine months ended September 30, 2022.

16.    Net (Loss) Income per Share
The following table sets forth the computation of basic and diluted net (loss) income per share attributable to common stockholders for the periods presented:

(in thousands, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Numerator:
Net (loss) income attributable to stockholders	$(25,256)	$9,303	$(21,231)	$27,110
Less: Undistributed amounts allocated to participating securities	—	—	—	—
Undistributed (loss) income allocated to stockholders	$(25,256)	$9,303	$(21,231)	$27,110
Denominator:
Weighted average number of shares outstanding, basic	89,431,022	94,134,690	88,956,388	94,043,105
Weighted average additional shares assuming conversion of potential common shares	—	4,983,831	—	5,174,020
Weighted average common shares outstanding - diluted	89,431,022	99,118,521	88,956,388	99,217,125
Net (loss) income per share attributable to stockholders, basic	$(0.28)	$0.10	$(0.24)	$0.29
Net (loss) income per share attributable to stockholders, diluted	$(0.28)	$0.09	$(0.24)	$0.27
In December 2020, the Company issued 370,182 shares of common stock to employees and consideration was made in the form of promissory notes between the employee and the Company. The promissory notes were partially secured by the underlying shares of common stock. The promissory notes were partial-recourse, but treated as non-recourse for accounting purposes and, as such, (i) each of these purchases of common stock with a promissory note was accounted for as if it were a stock option grant and (ii) no receivable for amounts due under the promissory notes was recorded on the Company’s consolidated balance sheets. The promissory notes were forgivable upon (i) a change in control or (ii) the first public filing of a registration statement with the SEC in connection with an initial public offering. On August 4, 2021, the Company approved the forgiveness and cancellation of the outstanding indebtedness of each promissory note holder prior to the IPO. On August 16, 2021, pursuant to the terms of the promissory notes, the principal amount on each loan, together with all accrued and unpaid interest, were forgiven. Prior to the forgiveness of the promissory notes in August 2021, the Company’s participating securities included shares of common stock issued in exchange for promissory notes that were being treated as fully vested outstanding stock options and were excluded from the denominator of basic earnings per share. As of September 30, 2022, the forgiven promissory notes are reflected as an issuance of common stock and are included in the denominator of basic earnings per share.
The following potentially dilutive outstanding securities were excluded from the computation of diluted net (loss) income per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three and Nine Months Ended September 30,
	2021	2022
Stock options	13,175,249	8,964,397
Restricted Stock Awards	1,824,597	2,131,704
Restricted Stock Units	44,211	44,560

17.    Related Party Transactions
Pursuant to the Termination Agreement, dated September 22, 2021, with respect to the Fourth Amended and Restated Management Services Agreement, dated December 3, 2019 (the “MSA”), the Company agreed to pay all outstanding amounts owed to Goldman Sachs and a stockholder (the “Stockholder”) under the MSA upon the closing of the IPO. During September 2021, payments in the amount of $3.2 million and $4.5 million were made to Goldman Sachs and the Stockholder, respectively, to settle amounts outstanding per the agreements through conclusion of the MSA on June 18, 2025. The payments were made upon the completion of the IPO.
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
The Company had sales to Goldman Sachs and affiliates in the amount of $1.3 million and $1.2 million for the three months ended September 30, 2021 and 2022, respectively, and $4.8 million for the nine months ended September 30, 2021 and 2022. Outstanding accounts receivable from Goldman Sachs as of December 31, 2021 and September 30, 2022 were $0.5 million.
The Company had sales to an affiliate of certain stockholders that, to the Company’s knowledge, collectively own greater than 10% of the Company’s outstanding shares of common stock (the “Stockholders”) in the amount of $0.1 million for the three months ended September 30, 2021 and 2022 and $0.3 million and $0.2 million for the nine months ended September 30, 2021 and 2022, respectively. Outstanding accounts receivable from an affiliate of the Stockholders as of December 31, 2021 and September 30, 2022 were less than $0.1 million for both periods.
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
Litigation expenses are accrued when it is probable that they will be incurred and the amounts are estimable. As of December 31, 2021 and September 30, 2022, the Company maintained an accrual for legal matters of approximately $1.0 million and $0.1 million, respectively.
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
Disaggregation of Revenues
The following tables set forth total revenue by type of service for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2022	2021	2022
Screening services	$168,372	$197,870	$463,763	$591,900
Other services	1,185	1,429	4,492	4,962
Total revenue	$169,557	$199,299	$468,255	$596,862

The following table sets forth total revenue by geographic area in which the revenues and invoicing are recorded for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2022	2021	2022
United States	$139,434	$168,615	$378,918	$502,047
All other countries	30,123	30,684	89,337	94,815
Total revenue	$169,557	$199,299	$468,255	$596,862
Other than the U.S., no single country accounted for more than 10% of the Company’s total revenues during the three and nine months ended September 30, 2021 and 2022. Substantially all of the Company’s long-lived assets were located in the U.S. as of December 31, 2021 and September 30, 2022.
Contract Assets and Liabilities
Incremental costs of obtaining a contract with a customer are recognized as an asset if the benefit of such costs is expected to be longer than one year, with a majority of contracts being multi-year. Incremental costs include commissions to the sales force and are amortized over three years, as management estimates that this corresponds to the period over which a customer benefits from the contract. As of December 31, 2021 and September 30, 2022, $2.6 million and $3.1 million, respectively, of deferred commissions are included in Other current assets on the unaudited condensed consolidated balance sheets and approximately $2.5 million and $2.6 million, respectively, of deferred commissions are included in Other noncurrent assets, net on the unaudited condensed consolidated balance sheets.
The Company did not have any material contract liabilities as of December 31, 2021 and September 30, 2022.
Concentrations
For the three and nine months ended September 30, 2021 and 2022, no single customer accounted for more than 10% of the Company’s revenue. No single customer had an accounts receivable balance greater than 10% of total accounts receivable as of December 31, 2021 and September 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by the forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission on March 16, 2022 (“2021 Annual Report”) and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.
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
Overview
We are a global provider of technology-enabled background and identity verification services. We provide the foundation of trust and safety that our clients need to create great environments for their most essential resource—people. We offer a comprehensive hiring and risk management solution that begins with identity verification, followed by criminal background screening, credential verification, drug and health screening, processing of employee documentation required for onboarding and ongoing risk monitoring. Our services are delivered through our purpose-built, proprietary, cloud-based technology platform that empowers organizations with real-time and data-driven insights to conduct and manage their employment screening programs efficiently and effectively. Our interfaces are supported by our powerful artificial intelligence (“AI”)-driven fulfillment platform, which leverages more than 3,300 automation integrations, including Application Programming Interfaces and Robotic Process Automation bots. This enables 90% of United States (“U.S.”) criminal searches to be automated and allows us to complete 60% of U.S. criminal searches within the first 15 minutes, 70% within the first hour and 90% within the first day. As of December 31, 2021, over 95% of our revenue is processed through platforms hosted in the cloud, which allows us to consistently maintain 99.9% platform availability while being prepared to scale into the future.
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

As part of our journey of growth and optimization, we continue to refine our corporate strategy and are committed to delivering shareholder value by executing on the growth opportunities in front of us. We have a number of key execution elements to help us achieve our goals, including increasing our revenues with existing clients, acquiring new clients, growing market share internationally, and utilizing M&A to supplement our organic revenue growth. As part of our refreshed strategy, we have begun executing on a restructuring program to realign senior leadership and functions, with the goal of elevating our go-to-market strategy and accelerating our technology and product innovation. We believe we are differentiated from competitors and well-positioned to achieve our goal of being the world’s most trusted background and identity services company due to our deep market expertise, unrivaled client service, best-in-class data, and seamless workflows.
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
We will cease to be an emerging growth company upon the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (b) the last day of our fiscal year following the fifth anniversary of the date of the IPO; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur as of the last day of a fiscal year in which the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the last business day of the second fiscal quarter of such fiscal year, which threshold was not exceeded as of June 30, 2022.
Recent Accounting Standards Updates

Refer to Note 3, “Recent Accounting Standards Updates” of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information about recent accounting pronouncements.
Components of Our Results of Operations
The following discussion summarizes the key components of our unaudited condensed consolidated statements of operations and comprehensive (loss) income. We have one operating and reportable segment.
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
Included within Corporate technology and production systems are non-capitalizable production system and corporate information technology expenses related to Project Ignite, a three-phase strategic investment initiative. Phase one of Project Ignite modernized client and candidate experiences and is complete. Phase two of Project Ignite focused on decommissioning our on-premises data centers and migrating our production systems and corporate information technological infrastructure to a managed service provider in the cloud. During the first half of 2021, we completed phase two initiatives related to the migration of our production and fulfillment systems to the cloud, and as a result, as of December 31, 2021, over 95% of our revenue is processed through platforms hosted in the cloud. The remaining expense to complete phase two is the decommissioning of our on-premises data centers for our internal corporate technology infrastructure and migration to the cloud, which was completed as of September 30, 2022. Phase three of Project Ignite is decommissioning of platforms purchased over the prior ten years and the migration of the clients to one global platform. This third and final phase, which we expect to substantially complete by year-end 2022, will unify our clients onto a single global platform. The future costs related to completing these initiatives will be included in our Corporate technology and production systems.
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

In addition, non-cash stock-based compensation expense associated with special one-time bonus grants in connection with the IPO of options and restricted stock under our Sterling Check Corp. 2021 Omnibus Incentive Plan (discussed in Note 14, “Stock-based Compensation” to our audited consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of our 2021 Annual Report) began in the third quarter of 2021 and will continue over the following four years. Over the long term, we expect our SG&A expenses to decrease as a percentage of our revenue as we leverage our past investments.
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
Income Tax (Benefit) Provision
Income tax (benefit) provision consists of domestic and foreign corporate income taxes related to earnings from our sale of services, with statutory tax rates that differ by jurisdiction. We expect the income earned by our international entities to grow over time as a percentage of total income, which may impact our effective income tax rate. However, our effective tax rate will be affected by many other factors including changes in tax laws, regulations or rates, new interpretations of existing laws or regulations, shifts in the allocation of income earned throughout the world and changes in overall levels of income before tax. The computation of the provision for or benefit from income taxes for interim periods is determined by applying the estimated annual effective tax rate to year-to-date (loss) income before tax and adjusting for discrete tax items recorded in the period, if any.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA establishes a 15% corporate minimum tax effective for taxable years beginning after December 31, 2022 for domestic corporations with average annual adjusted financial statement income that exceeds $1.0 billion over a three-year period, and imposes a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. We currently do not expect the tax-related provisions of the IRA to have a material impact on our financial results.
Results of Operations
Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2022
The following table sets forth certain historical consolidated financial performance for the three months ended September 30, 2021 compared to the three months ended September 30, 2022:

	Three Months Ended September 30,		Increase/ (Decrease)

	2021	2022	$	%
(dollars in thousands, except per share amounts)
Revenues	$169,557	$199,299	$29,742	17.5%
Cost of revenues (exclusive of depreciation and amortization below)	82,638	106,422	23,784	28.8%
Corporate technology and production systems	12,084	13,715	1,631	13.5%
Selling, general and administrative	84,983	42,411	(42,572)	(50.1)%
Depreciation and amortization	20,346	16,570	(3,776)	(18.6)%
Impairments of long-lived assets	15	193	178	1186.7%
Total operating expenses	200,066	179,311	(20,755)	(10.4)%
Operating (loss) income	(30,509)	19,988	50,497	165.5%
Interest expense, net	7,668	7,764	96	1.3%
Loss on interest rate swaps	112	—	(112)	(100.0)%
Other income	(400)	(560)	160	40.0%
Total other expense, net	7,380	7,204	(176)	(2.4)%
(Loss) income before income taxes	(37,889)	12,784	50,673	133.7%
Income tax (benefit) provision	(12,633)	3,481	16,114	127.6%
Net (loss) income	$(25,256)	$9,303	$34,559	136.8%

Net (loss) income margin	(14.9)%	4.7%		131.3%
Net (loss) income per share - basic	$(0.28)	$0.10	$0.38	(135.7)%

Revenues
Revenues increased by 17.5%, or $29.7 million, from $169.6 million for the three months ended September 30, 2021 to $199.3 million for the three months ended September 30, 2022. The 17.5% growth rate was driven by 12.4% organic constant currency revenue growth and 6.7% inorganic growth from the acquisition of EBI, partially offset by a 1.6% unfavorable impact from fluctuations in foreign currency. The organic revenue increase reflected new client growth of approximately 9% and existing client growth of approximately 2% including base growth, cross-sell and up-sell, and net of attrition. Base growth moderated slightly earlier than expected in this period, which impacted total revenue growth. Notably, our investments in technology and products, coupled with our best-in-class turnaround times and customer-first focus, enabled our gross retention rate to remain strong at approximately 96% for the last twelve months ended September 30, 2022. Pricing was relatively stable across the periods and not meaningful to the change in revenues.
Total revenue in our U.S. business grew 20.9% year-over-year, including approximately 7% growth from the EBI acquisition. We saw broad-based strength across our industry Verticals, with particularly exceptional results in our Healthcare, Industrials and Financial and Business Services Verticals, as we executed our growth playbook and benefited from secular tailwinds that are driving increased labor turnover. While our international business experienced total revenue growth of 1.9%, including double-digit revenue growth in APAC, the growth rate was significantly reduced as a result of the weakening of international currencies against the U.S. dollar during the period.
Cost of Revenues
Cost of revenues increased by 28.8%, or $23.8 million, from $82.6 million for the three months ended September 30, 2021 to $106.4 million for the three months ended September 30, 2022. This was driven by a $21.3 million increase due to increased volume and the EBI acquisition. The remaining increase was driven by additional payroll and related expenses due to increased headcount to support revenue growth and increased platform hosting costs, partially offset by lower stock-based compensation expense resulting from the accelerated vesting of outstanding options upon completion of the IPO in the three months ended September 30, 2021.
Cost of revenues as a percentage of revenues increased by 470 basis points from 48.7% for the three months ended September 30, 2021 to 53.4% for the three months ended September 30, 2022.

Corporate Technology and Production Systems
Corporate technology and production systems increased by 13.5%, or $1.6 million, from $12.1 million for the three months ended September 30, 2021 to $13.7 million for the three months ended September 30, 2022. These expenses include costs related to maintaining our corporate information technology infrastructure and non-capitalizable costs to develop and maintain our production systems. Costs related to maintaining our corporate information technology infrastructure increased by $0.9 million from $6.1 million for the three months ended September 30, 2021 to $7.0 million for the three months ended September 30, 2022 primarily due to the acquisition of EBI, increased headcount and third party software license cost to support revenue growth and cloud hosting costs, partially offset by lower stock-based compensation expense resulting from the accelerated vesting of outstanding options upon completion of the IPO in the three months ended September 30, 2021. Costs to develop platform and product initiatives increased by $0.5 million from $3.9 million for the three months ended September 30, 2021 to $4.4 million for the three months ended September 30, 2022 primarily due to additional payroll and related expenses. Costs related to maintaining our production systems increased by $0.2 million from $2.1 million for the three months ended September 30, 2021 to $2.3 million for the three months ended September 30, 2022 primarily due to software licenses, maintenance costs and cloud hosting costs.
These expenses also include non-capitalizable costs related to Project Ignite. We incurred $1.4 million related to phase two and $1.7 million related to phase three during the three months ended September 30, 2021, and $1.3 million related to phase two and $2.9 million related to phase three during the three months ended September 30, 2022. For more information about Project Ignite, including information related to the anticipated completion and treatment of non-capitalizable expenses in future periods, please see “—Components of our Results of Operations—Operating Expenses—Corporate Technology and Production Systems.”
For the three months ended September 30, 2022, corporate technology and production systems expenses also include $1.0 million of restructuring-related charges to support our strategy refresh.
Selling, General and Administrative
Selling, general and administrative expenses decreased by 50.1%, or $42.6 million, from $85.0 million for the three months ended September 30, 2021 to $42.4 million for the three months ended September 30, 2022. The year-over-year decrease was primarily driven by costs incurred in the prior year related to the IPO, of which $16.8 million related to a contractual compensation payment to a former executive (of which $15.6 million was funded by certain stockholders), an $18.0 million decrease in stock-based compensation resulting from the accelerated vesting of outstanding options and the forgiveness of promissory notes exchanged for common stock in connection with the IPO in 2021, $7.8 million associated with investor management fees in connection with the MSA, a $2.2 million decrease in professional fees (as the prior period included costs related to the preparation of the IPO), and $0.6 million of earn-out and performance-based incentive payments associated with an acquisition in 2018. The year-over-year decrease was partially offset by a $1.9 million increase in payroll and related taxes and benefits expense driven by additional headcount to support revenue growth and due to the EBI acquisition. Selling, general and administrative expenses for the three months ended September 30, 2022 include approximately $1.0 million of restructuring-related charges to support our strategy refresh.
Depreciation and Amortization
Depreciation and amortization expense decreased by 18.6%, or $3.8 million, from $20.3 million for the three months ended September 30, 2021 to $16.6 million for the three months ended September 30, 2022, primarily due to lower intangible asset amortization, as new intangible assets were added at a lower rate compared to those which became fully depreciated in the interim period coupled with reduced fixed asset depreciation resulting from decreased capital expenditure activity.
Impairments of Long-Lived Assets
Impairments of long-lived assets totaled less than $0.1 million for the three months ended September 30, 2021 compared to $0.2 million during the three months ended September 30, 2022. The impairments of long-lived assets during the three months ended September 30, 2022 primarily resulted from the write-off of fixed assets related to the exit of EBI’s office.

Interest Expense, Net
Interest expense increased by 1.3%, or $0.1 million, from $7.7 million for the three months ended September 30, 2021 to $7.8 million for the three months ended September 30, 2022 primarily due to the increase in the interest rate on our First Lien Term Loan. Amortization of the loan discount and deferred issuance costs resulted in expense of $0.6 million and $0.5 million for three months ended September 30, 2021 and 2022, respectively.
Loss on Interest Rate Swaps
Loss on interest rate swaps decreased $0.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. We were party to one interest rate swap, which matured on June 30, 2022.
Income Tax (Benefit) Provision
Income tax (benefit) provision increased $16.1 million from an income tax benefit of $12.6 million for the three months ended September 30, 2021 to an income tax provision of $3.5 million for the three months ended September 30, 2022, resulting in an effective tax rate of 33.3% and 27.2%, respectively. The increase in the income tax provision is primarily due to the increase in income before taxes partially offset by the lower tax rate. Income before taxes increased $50.7 million from a loss before taxes of $37.9 million for the three months ended September 30, 2021 to income before taxes of $12.8 million for the three months ended September 30, 2022. For the three months ended September 30, 2021 and 2022, the effective rate differs from the statutory rate mainly due to a jurisdictional mix of earnings and permanent items.
Net (Loss) Income and Net (Loss) Income Margin
Net (loss) income increased $34.6 million from net loss of $25.3 million for the three months ended September 30, 2021 to net income of $9.3 million for the three months ended September 30, 2022. Net (loss) income margin increased from a net loss margin of 14.9% for the three months ended September 30, 2021 to a net income margin of 4.7% for the three months ended September 30, 2022.
The increase in both net (loss) income and net (loss) income margin resulted primarily from IPO related expenses in the prior year.
Net (Loss) Income per Share
Net (loss) income per share increased $0.38 per share from net loss of $0.28 per share for the three months ended September 30, 2021 to net income of $0.10 per share for the three months ended September 30, 2022 due to the increase in net income.

Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2022
The following table sets forth certain historical consolidated financial performance for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2022.

	Nine Months Ended September 30,		Increase/ (Decrease)
	2021	2022	$	%
(dollars in thousands, except per share amounts)
Revenues	$468,255	$596,862	$128,607	27.5%
Cost of revenues (exclusive of depreciation and amortization below)	225,798	314,954	89,156	39.5%
Corporate technology and production systems	32,435	38,806	6,371	19.6%
Selling, general and administrative	153,194	126,630	(26,564)	(17.3)%
Depreciation and amortization	61,193	56,598	(4,595)	(7.5)%
Impairments of long-lived assets	2,940	805	(2,135)	(72.6)%
Total operating expenses	475,560	537,793	62,233	13.1%
Operating (loss) income	(7,305)	59,069	66,374	908.6%
Interest expense, net	22,841	20,719	(2,122)	(9.3)%
Loss (gain) on interest rate swaps	199	(296)	(495)	(248.7)%
Other income	(1,034)	(1,422)	388	37.5%
Total other expense, net	22,006	19,001	(3,005)	(13.7)%
(Loss) income before income taxes	(29,311)	40,068	69,379	236.7%
Income tax (benefit) provision	(8,080)	12,958	21,038	260.4%
Net (loss) income	$(21,231)	$27,110	48,341	227.7%
Net (loss) income margin	(4.5)%	4.5%		200.2%
Net (loss) income per share - basic	$(0.24)	$0.29	$0.53	220.8%
Revenues
Revenues increased by 27.5%, or $128.6 million, from $468.3 million for the nine months ended September 30, 2021 to $596.9 million for the nine months ended September 30, 2022. The 27.5% growth rate was driven by 21.3% organic constant currency revenue growth and 7.4% inorganic growth from the acquisition of EBI, partially offset by a 1.2% unfavorable impact from fluctuations in foreign currency. The organic revenue increase reflected new client growth of approximately 10% and existing client growth of approximately 10% including base growth, cross-sell and up-sell, net of attrition. Base growth moderated slightly earlier than expected in this period, which impacted total revenue growth. Notably, our investments in technology and products, coupled with our best-in-class turnaround times and customer-first focus, enabled our gross retention rate to remain strong at approximately 96% for the last twelve months ended September 30, 2022. Pricing was relatively stable across the periods and not meaningful to the change in revenues.
Total revenue in our U.S. business grew 32.5% year-over-year, including approximately 7% growth from the EBI acquisition. We saw broad-based strength across our industry Verticals, with particularly exceptional results in our Healthcare, Industrials and Financial and Business Services Verticals, as we executed our growth playbook and benefited from secular tailwinds that are driving increased labor turnover. While our international business experienced total revenue growth of 6.1%, including double-digit growth in APAC and Canada, the growth rate was significantly reduced as a result of the weakening of international currencies against the U.S. dollar during the period and negatively impacted by a lower growth rate in Europe specifically driven by one-time COVID-19 revenues from a government agency in the first quarter of 2021.
Cost of Revenues
Cost of revenues increased by 39.5%, or $89.2 million, from $225.8 million for the nine months ended September 30, 2021 to $315.0 million for the nine months ended September 30, 2022. This was driven by a $83.2 million increase due to increased volume and the acquisition of EBI. The remainder of the increase is due to additional payroll and related expenses due to increased headcount to support revenue growth and increased platform hosting costs.
Cost of revenues as a percentage of revenues increased by 460 basis points from 48.2% for the nine months ended September 30, 2021 to 52.8% for the nine months ended September 30, 2022.
Corporate Technology and Production Systems
Corporate technology and production systems increased by 19.6%, or $6.4 million, from $32.4 million for the nine months ended September 30, 2021 to $38.8 million for the nine months ended September 30, 2022. These expenses include costs related to maintaining our corporate information technology infrastructure and non-capitalizable costs to develop and maintain our production systems.
Costs related to maintaining our corporate information technology infrastructure increased by $3.8 million from $15.6 million for the nine months ended September 30, 2021 to $19.4 million for the nine months ended September 30, 2022 primarily due to the acquisition of EBI, increased headcount and third party software license cost to support revenue growth and cloud hosting costs, partially offset by lower stock-based compensation expense resulting from the accelerated vesting of outstanding options upon completion of the IPO in the nine months ended September 30, 2021. Costs to develop platform and product initiatives increased by $1.6 million from $11.2 million for the nine months ended September 30, 2021 to $12.8 million for the nine months ended September 30, 2022 primarily due to additional payroll and related expenses, increased stock-based compensation expense resulting from IPO equity grants to employees and cloud hosting costs. Costs related to maintaining our production systems increased by $1.0 million from $5.6 million for the nine months ended September 30, 2021 to $6.6 million for the nine months ended September 30, 2022 primarily due to software licenses, maintenance costs and cloud hosting costs.
These expenses also include non-capitalizable costs related to Project Ignite. We incurred $0.9 million related to phase one, $4.6 million related to phase two and $4.5 million related to phase three during the nine months ended September 30, 2021, and $3.7 million related to phase two and $7.5 million related to phase three during the nine months ended September 30, 2022. For more information about Project Ignite, including information related to the anticipated completion and treatment of non-capitalizable expenses in future periods, please see “—Components of our Results of Operations—Operating Expenses—Corporate Technology and Production Systems.”
For the nine months ended September 30, 2022 corporate technology and production systems expenses also include $1.0 million of restructuring-related charges to support our strategy refresh.
Selling, General and Administrative
Selling, general and administrative expenses decreased by 17.3%, or $26.6 million, from $153.2 million for the nine months ended September 30, 2021 to $126.6 million for the nine months ended September 30, 2022. The year-over-year decrease was primarily driven by costs incurred in the prior year related to the IPO of which $16.8 million related to a contractual compensation payment to a former executive (of which $15.6 million was funded by certain stockholders), a $10.4 million decrease in stock-based compensation resulting from the accelerated vesting of outstanding options and the forgiveness of promissory notes exchanged for common stock in connection with the IPO in 2021, $8.9 million of fees in connection with the MSA that was terminated in connection with the IPO, and a $2.7 million decrease in professional fees (as the prior period included costs related to the preparation of the IPO), and $1.4 million of earn-out and performance-based incentive payments associated with an acquisition in 2018. The year-over-year decrease was partially offset by a $9.3 million increase in payroll and related taxes and benefits expense driven by additional headcount to support revenue growth and due to the EBI acquisition, and a $3.1 million increase due to higher insurance costs related to operating as a public company. Selling, general and administrative expenses for the nine months ended September 30, 2022 include approximately $1.0 million of restructuring-related charges to support our strategy refresh.
Depreciation and Amortization
Depreciation and amortization expense decreased by 7.5%, or $4.6 million, from $61.2 million for the nine months ended September 30, 2021 to $56.6 million for the nine months ended September 30, 2022, primarily due to lower intangible asset amortization, as new intangible assets were added at a lower rate compared to those which became fully depreciated in the interim period coupled with reduced fixed asset depreciation resulting from decreased capital expenditure activity.
Impairments of Long-Lived Assets
Impairments of long-lived assets decreased by $2.1 million from $2.9 million for the nine months ended September 30, 2021 to $0.8 million for the nine months ended September 30, 2022. During 2021, impairment costs were mainly driven by the write-off of fixed assets related to the exit of our office in Bellevue, Washington. Impairment costs during 2022 primarily related to the exit of EBI’s office.
Interest Expense, Net
Interest expense decreased by 9.3%, or $2.1 million, from $22.8 million for the nine months ended September 30, 2021 to $20.7 million for the nine months ended September 30, 2022 primarily due to the reduction in the outstanding debt balance following the $100.0 million principal payment on our First Lien Term Loan in November 2021. Amortization of the loan discount and deferred issuance costs was $1.7 million and $1.4 million for the nine months ended September 30, 2021 and 2022, respectively.
Loss (gain) on Interest Rate Swaps
Loss (gain) on interest rate swaps increased by $0.5 million from a loss of $0.2 million for the nine months ended September 30, 2021 to a gain of $0.3 million for the nine months ended September 30, 2022 due to a mark to market gain of $4.1 million partially offset by a realized loss of $3.8 million. We were party to one interest rate swap, which matured on June 30, 2022.
Income Tax (Benefit) Provision
Income tax (benefit) provision increased by $21.1 million from a benefit of $8.1 million for the nine months ended September 30, 2021 to an income tax provision of $13.0 million for the nine months ended September 30, 2022, resulting in an effective tax rate of 27.6% and 32.3%, respectively. The increase in income tax provision is primarily due to the increase in income before taxes and the effective tax rate. Income before taxes increased $69.4 million from a loss before taxes of $29.3 million for the nine months ended September 30, 2021 to income of $40.1 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2021 and 2022, the effective rate differs from the statutory rate mainly due to a jurisdictional mix of earnings and permanent items.
Net (Loss) Income and Net (Loss) Income Margin
Net (loss) income increased by $48.3 million from a net loss of $21.2 million for the nine months ended September 30, 2021 to net income of $27.1 million for the nine months ended September 30, 2022. Net (loss) income margin increased from a net loss margin of 4.5% for the nine months ended September 30, 2021 to a net income margin of 4.5% for the nine months ended September 30, 2022.
The increase in both net (loss) income and net (loss) income margin resulted primarily from IPO related expenses in the prior year.
Net (Loss) Income per Share
Net (loss) income per share increased $0.53 per share from net loss of $0.24 per share for the nine months ended September 30, 2021 to net income of $0.29 per share for the nine months ended September 30, 2022 due to the increase in net (loss) income.
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

Organic constant currency revenue growth is calculated by adjusting for inorganic revenue growth, which is defined as the impact to revenue growth in the current period from M&A activity that has occurred over the past twelve months, and converting the current period revenue at foreign currency exchange rates consistent with the prior period. We present organic constant currency revenue growth because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance; however, it has limitations as an analytical tool, and you should not consider such a measure either in isolation or as a substitute for analyzing our results as reported under US GAAP. In particular, organic constant currency revenue growth does not reflect M&A activity or the impact of foreign currency exchange rate fluctuations.
Adjusted EBITDA is defined as net (loss) income adjusted for provision for income taxes, interest expense, depreciation and amortization, stock-based compensation, transaction expenses related to the IPO and one-time public company transition expenses, M&A activity, optimization and restructuring, technology transformation costs, foreign currency (gains) and losses and other costs affecting comparability. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue for the applicable period. We present Adjusted EBITDA and Adjusted EBITDA Margin because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management and our Board of Directors use Adjusted EBITDA and Adjusted EBITDA Margin to evaluate the factors and trends affecting our business to assess our financial performance and in preparing and approving our annual budget and believe they are helpful in highlighting trends in our core operating performance. Further, our executive incentive compensation is based in part on components of Adjusted EBITDA. Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tools and should not be considered in isolation or as substitutes for our results as reported under US GAAP. Adjusted EBITDA excludes items that can have a significant effect on our profit or loss and should, therefore, be considered only in conjunction with net (loss) income for the period. Because not all companies use identical calculations, these measures may not be comparable to other similarly titled measures of other companies.
Adjusted Net Income is a non-GAAP profitability measure. Adjusted Net Income is defined as net (loss) income adjusted for amortization of acquired intangible assets, stock-based compensation, transaction expenses related to the IPO and one-time public company transition expenses, M&A activity, optimization and restructuring, technology transformation costs, and certain other costs affecting comparability, adjusted for the applicable tax rate. Adjusted Earnings Per Share is defined as Adjusted Net Income divided by diluted weighted average shares for the applicable period. We present Adjusted Net Income and Adjusted Earnings Per Share because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding certain material non-cash items and unusual items that we do not expect to continue at the same level in the future. Our management believes that the inclusion of supplementary adjustments to net (loss) income applied in presenting Adjusted Net Income provide additional information to investors about certain material non-cash items and about items that we do not expect to continue at the same level in the future. Adjusted Net Income and Adjusted Earnings Per Share have limitations as analytical tools, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under US GAAP.
Adjusted Free Cash Flow is defined as Net Cash provided by (used in) Operating Activities minus purchases of property and equipment and purchases of intangible assets and capitalized software. For the nine months ended September 30, 2021, Adjusted Free Cash Flow reflects adjustments for one-time, non-operating cash expenses related to the IPO. We present Adjusted Free Cash Flow because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding certain material non-recurring, non-operating cash items that we do not expect to continue at the same level in the future. Adjusted Free Cash Flow has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under US GAAP.
Organic Constant Currency Revenue Growth
The following table reconciles revenue growth, the most directly comparable US GAAP measure, to organic constant currency revenue growth for the periods presented. There was no impact of inorganic revenue growth on our revenue for the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2022, we have provided the impact of revenue from the acquisition of EBI.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Reported revenue growth	44.2%	17.5%	43.8%	27.5%
Inorganic revenue growth (1)	—%	6.7%	—%	7.4%
Impact from foreign currency exchange (2)	1.0%	(1.6)%	2.2%	(1.2)%
Organic constant currency revenue growth	43.2%	12.4%	41.6%	21.3%
__________

(1)Impact to revenue growth in the current period from M&A activity that has occurred over the past twelve months.
(2)Impact to revenue growth in the current period from fluctuations in foreign currency exchange rates.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA increased by 3.5%, or $1.8 million, from $51.3 million for the three months ended September 30, 2021 to $53.1 million for the three months ended September 30, 2022. This was due to increased revenue and improved operating leverage. Adjusted EBITDA Margin decreased by 370 basis points year-over-year from 30.3% for the three months ended September 30, 2021 to 26.6% for the three months ended September 30, 2022, predominantly due to moderation in base growth, and while we took immediate action to reduce costs, cost of revenues were impacted by previous hiring done to support expected revenue growth, our acquisition of EBI and incremental public company costs.
Adjusted EBITDA increased by 16.3%, or $22.1 million, from $135.1 million for the nine months ended September 30, 2021 to $157.2 million for the nine months ended September 30, 2022. This was due to increased revenue and improved operating leverage. Adjusted EBITDA Margin decreased by 260 basis points year-over-year from 28.9% for the nine months ended September 30, 2021 to 26.3% for the nine months ended September 30, 2022, predominantly due to incremental public company costs as well as moderation in base growth. While we took immediate action to reduce costs, cost of revenues were impacted by previous hiring done to support expected revenue growth and our acquisition of EBI.
The following table reconciles net (loss) income, the most directly comparable US GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
(dollars in thousands)
Net (loss) income	$(25,256)	$9,303	$(21,231)	$27,110
Income tax (benefit) provision	(12,633)	3,481	(8,080)	12,958
Interest expense, net	7,668	7,764	22,841	20,719
Depreciation and amortization	20,346	16,570	61,193	56,598
Stock-based compensation	25,582	6,293	27,236	17,424
Transaction expenses(1)	31,513	2,809	38,771	6,591
Restructuring(2)	634	2,730	4,243	3,912
Technology Transformation(3)	3,137	4,767	9,138	13,066
Settlements impacting comparability(4)	—	213	—	213
Loss (gain) on interest rate swaps(5)	112	—	199	(296)
Other(6)	196	(832)	826	(1,089)
Adjusted EBITDA	$51,299	$53,098	$135,136	$157,206
Adjusted EBITDA Margin	30.3%	26.6%	28.9%	26.3%

(1)Consists of transaction expenses related to M&A, associated earn-outs, investor management fees in connection with the MSA and costs related to the preparation of the IPO and one-time public company transition expenses. For the three months ended September 30, 2021, costs consisted primarily of IPO related expenses of $30.5 million, including $16.8 million of contractual compensation payments to former executives (of which $15.6 million was funded by certain stockholders), $7.5 million in final settlement of investor management fees and $6.2 million of professional fees and other related expenses. The period also included $0.6 million of earn-out and performance-based incentive payments associated with an acquisition in 2018 and $0.3 million of investor management fees in connection with the MSA associated with the terms prior to the final settlement. For the three months ended September 30, 2022, costs consisted primarily of $1.3 million of one-time public company transition expenses and $1.5 million in costs related to M&A. For the nine months ended September 30, 2021, the costs consisted primarily of IPO related expenses of $35.9 million, including $16.8 million of contractual compensation payments to former executives (of which $15.6 million was funded by certain stockholders), $7.5 million of investor management fees, including the final settlement of fees in connection with the MSA, and $11.6 million of professional fees and related expenses. The period also included $1.4 million of earn-out and performance-based incentive payments associated with an acquisition in 2018 and $1.4 million of investor management fees in connection with the MSA, associated with the terms prior to the final settlement. For the nine months ended September 30, 2022, costs consisted primarily of $4.0 million of one-time public company transition expenses and $2.6 million in costs related to M&A.
(2)Consists of restructuring-related costs, including executive recruiting and severance charges, and lease termination costs and disposal of fixed assets related to our real estate consolidation efforts. Beginning in 2020, we began executing a virtual-first strategy, closing offices and reducing office space globally. In 2022, we began executing on a restructuring program to realign senior leadership and functions with the goal of elevating our go-to-market strategy and accelerating our technology and product innovation. For the three months ended September 30, 2021 and 2022, costs include $0.6 million and $0.7 million, respectively, of charges related to our real estate consolidation program primarily related to the exited facility in Bellevue, Washington and the exit of EBI’s office, respectively. For the three and nine months ended September 30, 2022, costs include approximately $2.0 million of restructuring-related executive recruiting and severance charges as well as one-time consulting and other costs. For the nine months ended September 30, 2021, approximately $3.7 million related to our real estate consolidation program, consisting primarily of the write-off on disposal of fixed assets for our exited facility in Bellevue, Washington. For the nine months ended September 30, 2022, costs consisted of $1.7 million in expenses related to our real estate consolidation program, primarily due to the exit of EBI’s office.
(3)Includes costs related to technology modernization, as well as costs related to decommissioning of on-premise production systems and redundant fulfillment systems of acquired companies and the migration to the Company’s platform. We believe that these costs are discrete and non-recurring in nature, as they relate to a one-time restructuring and decommissioning of our on-premise production systems and corporate technological infrastructure and the move to a managed service provider, decommissioning redundant fulfillment systems and modernizing internal functional systems. As such, they are not normal, recurring operating expenses and are not reflective of ongoing trends in the cost of doing business. The significant majority of these are related to the last two phases of Project Ignite, a three-phase strategic investment initiative launched in 2019 to create an enterprise-class global platform, with the remainder related to an investment made to modernize internal functional systems in preparation for our public company infrastructure. For the three months ended September 30, 2021, investment related to Project Ignite was approximately $3.1 million. For the three months ended September 30, 2022, investment related to Project Ignite was $4.2 million. The remaining $0.6 million for the three months ended September 30, 2022 relates to costs for decommissioning of the on-premise production system and decommissioning of the redundant fulfillment system of EBI and migrating onto the Company’s platform. For the nine months ended September 30, 2021, investment related to Project Ignite was approximately $9.1 million. For the nine months ended September 30, 2022, investment related to Project Ignite was $11.1 million. The remaining $1.9 million for the nine months ended September 30, 2022 relates to costs for decommissioning of the on-premise production system and decommissioning of the redundant fulfillment system of EBI and migrating onto the Company’s platform.
(4)Consists of non-recurring settlements and the related legal fees impacting comparability.
(5)Consists of loss (gain) on interest rate swaps. See Part I. Item 3. “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” for additional information on interest rate swaps.
(6)Consists of costs related to loss (gain) on foreign currency transactions, impairment of capitalized software and other costs outside of the ordinary course of business. The following table summarizes these costs for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
(dollars in thousands)
Other
Loss (gain) on foreign currency transactions	$196	$(832)	$1,316	$(1,089)
Impairment of capitalized software	—	—	30	—
Duplicate fulfillment charges	—	—	(520)	—
Total	$196	$(832)	$826	$(1,089)

The following table presents the calculation of Net (loss) income margin and Adjusted EBITDA Margin for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
(dollars in thousands)
Net (loss) income	$(25,256)	$9,303	$(21,231)	$27,110
Adjusted EBITDA	$51,299	$53,098	$135,136	$157,206
Revenues	$169,557	$199,299	$468,255	$596,862

Net (loss) income margin	(14.9)%	4.7%	(4.5)%	4.5%
Adjusted EBITDA Margin	30.3%	26.6%	28.9%	26.3%
Adjusted Net Income and Adjusted Earnings Per Share
Adjusted Net Income decreased by 7.6%, or $2.4 million, from $31.6 million for the three months ended September 30, 2021 to $29.2 million for the three months ended September 30, 2022. The decrease was primarily driven by an increase in income before income taxes and an increase in the effective tax rate.
Adjusted Earnings Per Share—basic decreased by 11.4%, or $0.04 per share, from $0.35 per share for the three months ended September 30, 2021 to $0.31 per share for the three months ended September 30, 2022. Adjusted Earnings Per Share—diluted decreased by 12.1%, or $0.04 per share, from $0.33 per share for the three months ended September 30, 2021 to $0.29 per share for the three months ended September 30, 2022. The decrease in Earnings Per Share—basic and Earnings Per Share—diluted was primarily due to the decrease in Adjusted Net Income.
Adjusted Net Income increased by 23.6%, or $16.5 million, from $69.6 million for the nine months ended September 30, 2021 to $86.1 million for the nine months ended September 30, 2022. The increase was due to IPO related expenses included in the prior period.
Adjusted Earnings Per Share—basic increased by 17.9%, or $0.14 per share, from $0.78 per share for the nine months ended September 30, 2021 to $0.92 per share for the nine months ended September 30, 2022. Adjusted Earnings Per Share—diluted increased by 17.6%, or $0.13 per share, from $0.74 per share for the nine months ended September 30, 2021 to $0.87 per share for the nine months ended September 30, 2022. The increase in Earnings Per Share—basic and Earnings Per Share—diluted was primarily due to the increase in Adjusted Net Income.

The following table reconciles net (loss) income, the most directly comparable US GAAP measure, to Adjusted Net Income and Adjusted Earnings Per Share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
(in thousands, except per share amounts)
Net (loss) income	$(25,256)	$9,303	$(21,231)	$27,110
Income tax (benefit) provision	(12,633)	3,481	(8,080)	12,958
(Loss) Income before income taxes	(37,889)	12,784	(29,311)	40,068
Amortization of acquired intangible assets	12,962	10,903	39,232	38,030
Stock-based compensation	25,582	6,293	27,236	17,424
Transaction expenses(1)	31,513	2,809	38,771	6,591
Restructuring(2)	634	2,730	4,243	3,912
Technology Transformation(3)	3,137	4,767	9,138	13,066
Settlements impacting comparability(4)	—	213	—	213
Loss (gain) on interest rate swaps(5)	112	—	199	(296)
Other(6)	196	(832)	826	(1,089)
Adjusted Net Income before income tax effect	36,247	39,667	90,334	117,919
Income tax effect(7)	4,672	10,496	20,686	31,848
Adjusted Net Income	$31,575	$29,171	$69,648	$86,071
Net (Loss) Income per share—basic	$(0.28)	$0.10	$(0.24)	$0.29
Net (Loss) Income per share—diluted	$(0.28)	$0.09	$(0.24)	$0.27
Adjusted Earnings Per Share—basic	$0.35	$0.31	$0.78	$0.92
Adjusted Earnings Per Share—diluted	$0.33	$0.29	$0.74	$0.87

(1)Consists of transaction expenses related to M&A, associated earn-outs, investor management fees, and costs related to the preparation of the IPO and one-time public company transition expenses.
(2)Consists of restructuring-related costs, including executive recruiting and severance charges, and lease termination costs and disposal of fixed assets related to our real estate consolidation efforts. Beginning in 2020, we began executing a virtual-first strategy, closing offices and reducing office space globally. In 2022, we began executing on a restructuring program to realign senior leadership and functions with the goal of elevating our go-to-market strategy and accelerating our technology and product innovation.
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
(4)Consists of non-recurring settlements and the related legal fees impacting comparability.
(5)Consists of loss (gain) on interest rate swaps. See Part I. Item 3. “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” for additional information on interest rate swaps.
(6)Consists of costs related to loss (gain) on foreign currency transactions, impairment of capitalized software and other costs outside of the ordinary course of business.
(7)Effective tax rates of 12.9% and 26.5% have been used to compute Adjusted Net Income for the three months ended September 30, 2021 and 2022, respectively. Effective tax rates of 22.9% and 27.0% have been used to compute Adjusted Net Income for the nine months ended September 30, 2021 and 2022, respectively. As of December 31, 2021, we had net operating loss carryforwards of approximately $80.7 million for federal income tax purposes and deferred tax assets of approximately $8.2 million related to state and foreign income tax loss carryforwards available to reduce future income subject to income taxes. The amount of actual cash taxes we pay for federal, state, and foreign income taxes differs significantly from the effective income tax rate computed in accordance with US GAAP, and from the normalized rate shown above.

The following table reconciles net (loss) income per share, the most directly comparable US GAAP measure, to Adjusted Earnings Per Share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
(in thousands, except share and per share amounts)
Net (loss) income	$(25,256)	$9,303	$(21,231)	$27,110
Less: Undistributed amounts allocated to participating securities	—	—	—	—
Undistributed (loss) income allocated to stockholders	$(25,256)	$9,303	$(21,231)	$27,110

Weighted average number of shares outstanding – basic	89,431,022	94,134,690	88,956,388	94,043,105
Weighted average number of shares outstanding – diluted	89,431,022	99,118,521	88,956,388	99,217,125
Net (loss) income per share – basic	$(0.28)	$0.10	$(0.24)	$0.29
Net (loss) income per share – diluted	$(0.28)	$0.09	$(0.24)	$0.27

Adjusted Net Income	$31,575	$29,171	$69,648	$86,071
Less: Undistributed amounts allocated to participating securities	—	—	—	—
Undistributed income allocated to stockholders	$31,575	$29,171	$69,648	$86,071

Weighted average number of shares outstanding – basic	89,431,022	94,134,690	88,956,388	94,043,105
Weighted average number of shares outstanding – diluted	95,008,310	99,118,521	93,532,785	99,217,125
Adjusted earnings per share – basic	$0.35	$0.31	$0.78	$0.92
Adjusted earnings per share – diluted	$0.33	$0.29	$0.74	$0.87

The following table presents the calculation of Adjusted Diluted Earnings Per Share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Net (loss) income per share – diluted	$(0.28)	$0.09	$(0.24)	$0.27
Adjusted Net Income adjustments per share
Income tax expense	(0.12)	0.04	(0.08)	0.13
Amortization of acquired intangible assets	0.14	0.11	0.42	0.38
Stock-based compensation	0.27	0.06	0.29	0.18
Transaction expenses(1)	0.33	0.03	0.41	0.07
Restructuring(2)	0.01	0.03	0.05	0.04
Technology Transformation(3)	0.03	0.05	0.10	0.13
Settlements impacting comparability(4)	—	—	—	—
Loss (gain) on interest rate swaps(5)	—	—	—	—
Other(6)	—	(0.01)	0.01	(0.01)
Income tax effect(7)	(0.05)	(0.11)	(0.22)	(0.32)
Adjusted earnings per share – diluted	$0.33	$0.29	$0.74	$0.87
Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding – diluted (US GAAP)	89,431,022	99,118,521	88,956,388	99,217,125
Options not included in weighted average number of shares outstanding – diluted (US GAAP) (using treasury stock method)	5,577,288	—	4,576,397	—
Weighted average number of shares outstanding – diluted (non-GAAP) (using treasury stock method)	95,008,310	99,118,521	93,532,785	99,217,125

(1)Consists of transaction expenses related to M&A, associated earn-outs, investor management fees, and costs related to the preparation of the IPO and one-time public company transition expenses.
(2)Consists of restructuring-related costs, including executive recruiting and severance charges, and lease termination costs and disposal of fixed assets related to our real estate consolidation efforts. Beginning in 2020, we began executing a virtual-first strategy, closing offices and reducing office space globally. In 2022, we began executing on a restructuring program to realign senior leadership and functions with the goal of elevating our go-to-market strategy and accelerating our technology and product innovation.
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
(4)Consists of non-recurring settlements and the related legal fees impacting comparability.
(5)Consists of loss (gain) on interest rate swaps. See Part 1. Item 3. “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” for additional information on interest rate swaps.
(6)Consists of costs related to loss (gain) on foreign currency transactions, impairment of capitalized software and other costs outside of the ordinary course of business.
(7)Effective tax rates of 12.9% and 26.5% have been used to compute Adjusted Net Income for the three months ended September 30, 2021 and 2022, respectively. Effective tax rates of 22.9% and 27.0% have been used to compute Adjusted Net Income for the nine months ended September 30, 2021 and 2022, respectively. As of December 31, 2021, we had net operating loss carryforwards of approximately $80.7 million for federal income tax purposes and deferred tax assets of approximately $8.2 million related to state and foreign income tax loss carryforwards available to reduce future income subject to income taxes.The amount of actual cash taxes we pay for federal, state, and foreign income taxes differs significantly from the effective income tax rate computed in accordance with US GAAP, and from the normalized rate shown above.
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
Our capital expenditures can vary depending on the timing of the development of new products and services and technological enhancement-related investments. Capital expenditures for the nine months ended September 30, 2021 and 2022 were approximately $14.6 million and $15.7 million, respectively, primarily related to capitalizable software development.
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
As of September 30, 2022, we had cash and cash equivalents of approximately $99.2 million. As of December 31, 2021, we had cash and cash equivalents of approximately $48.0 million. All cash and cash equivalents are held with independent financial institutions with a minimum credit rating of A as defined by the three main credit rating agencies. As of September 30, 2022, all cash and cash equivalents were held in accounts with banks such that the funds are immediately available or in fixed term deposits with a maximum maturity of three months.
Credit Facility
In June 2015, our subsidiary Sterling Midco Holdings, Inc. (predecessor to Sterling Infosystems, Inc.) entered into a first lien credit agreement as borrower (as most recently amended by the Sixth Amendment thereto, dated August 11, 2021, the “Credit Agreement”) with KeyBank National Association, as administrative agent (the “Administrative Agent”), certain guarantors party thereto and various lenders, including Goldman Sachs Lending Partners LLC, as lenders. The Credit Agreement provides for aggregate principal borrowings of $795.0 million (subject to the increase described below), comprising a $655.0 million original principal amount of term loan (the “First Lien Term Loan”) which matures in June 2024 and a $140.0 million revolving credit facility (the “Revolving Credit Facility”), which matures the earlier of (a) August 11, 2026 or (b) December 31, 2023 unless, on or prior to December 31, 2023, the First Lien Term Loan has been (i) refinanced with the proceeds of indebtedness with a final maturity date that is no earlier than February 11, 2027 or (ii) amended, modified or waived, such that the final maturity date of the First Lien Term Loan is no earlier than February 11, 2027.
Amounts outstanding under the First Lien Term Loan bear interest under either of the following two rates, elected in advance quarterly by the borrower for periods of either one month, two months, three months or six months: (1) an applicable rate of 2.5% plus a base rate (equal to the greater of (a) the prime rate (b) the federal funds rate plus 1⁄2 of 1% or (c) the one-month LIBOR plus 1%, subject to a 2% floor); or (2) an applicable rate of 3.5% plus one-month LIBOR which is subject to a 1% floor. Interest on LIBOR borrowings is payable on the last business day of the interest period selected except in the case of a six-month election, in which case it is payable on the last day of the third and sixth month. The interest rate in effect for the First Lien Term Loan as of

September 30, 2022 was 6.57%. The First Lien Term Loan requires $1.6 million repayment of principal on the last business day of each March, June, September and December. Under the Credit Agreement, we must also make a mandatory prepayment of principal in the amount of 50% of the excess cash, as defined in the Credit Agreement, generated in any given year, if our Net Leverage Ratio (as defined in the Credit Agreement) is greater than or equal to 2.95:1.00. Per the terms of the Credit Agreement, there was no excess cash flow payment required for the year ended December 31, 2021. On November 1, 2021, we utilized the net proceeds from the IPO and cash on hand to repay $100.0 million of outstanding borrowings under the First Lien Term Loan. All remaining outstanding principal is due at maturity in June 2024. Since origination, we have been in compliance with all covenants under the Credit Agreement.
Pursuant to the Sixth Amendment to the Credit Agreement, the $85.0 million Revolving Credit Facility automatically increased an additional $55.0 million to $140.0 million upon the consummation of the IPO on September 23, 2021.
Amounts outstanding under the Revolving Credit Facility bear interest at a tiered floating interest rate based on the net leverage ratio of the borrower. The rate may be chosen periodically in advance of each interest period at the election of the borrower, as follows: (1) an applicable rate of 2.5% plus the greater of (a) the prime rate (b) the federal funds rate plus 1⁄2 of 1% (c) the one-month LIBOR plus 1% or (d) a 2% floor or (2) an applicable rate of 3.5% plus one-month LIBOR. In addition, there is a quarterly fee of 0.50% or 0.375% on the unused portion of the commitments based on the first lien net leverage ratio. Unused and therefore available borrowings under the Revolving Credit Facility, net of letters of credit, were $139.3 million as of December 31, 2021 and September 30, 2022. The Revolving Credit Facility matures on the earlier of August 11, 2026 or December 31, 2023 unless, on or prior to December 31, 2023, the First Lien Term Loan has been refinanced with a final maturity date that is no earlier than February 11, 2027 or amended, modified or waived, such that the final maturity date of the First Lien Term Loan is no earlier than February 11, 2027. We can use available funding capacity under the Revolving Credit Facility to satisfy letters of credit related to leased office space and other obligations, subject to a sublimit equal to the lesser of $20.0 million or aggregate amounts available for borrowing under the Revolving Credit Facility. The issuance of letters of credit reduce the available capacity under the Revolving Credit Facility. We had outstanding letters of credit totaling $0.7 million as of December 31, 2021 and September 30, 2022 and additional availability for letters of credit of $19.3 million.
The Credit Agreement contains covenants that, among other things restrict our ability to: incur certain additional indebtedness; transfer money between our various subsidiaries; pay dividends on, repurchase or make distributions with respect to our subsidiaries’ capital stock or make other restricted payments; issue stock of subsidiaries; make certain investments, loans or advances; transfer and sell certain assets; create or permit liens on assets; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into certain transactions with our affiliates; and amend certain documents. The Credit Agreement also contains financial covenants that require us to maintain a total specified leverage ratio of less than 6.75:1.00 for so long as we have borrowed at least 35% or more of the total availability under the Revolving Credit Facility. Compliance with the financial covenants may be waived by lenders holding a majority of the Revolving Credit Facility. We were in compliance with all financial covenants under the Credit Agreement as of September 30, 2022.
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
Cash Flows
The following table presents a summary of our condensed consolidated cash flows from operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,
	2021	2022
(in thousands)
Net cash provided by operating activities	$38,926	$73,598
Net cash used in investing activities	(14,599)	(15,672)
Net cash provided by (used in) financing activities	102,300	(3,009)
Effect of exchange rate changes on cash	(863)	(3,725)
Increase in cash and cash equivalents	125,764	51,192
Cash and cash equivalents at beginning of the period	66,633	47,998
Cash and cash equivalents at end of the period	$192,397	$99,190
Operating Activities
Net cash provided by operating activities of $38.9 million for the nine months ended September 30, 2021 reflects the adjustment to net loss for non-cash charges totaling $73.1 million, primarily driven by $61.2 million in depreciation and amortization, $27.2 million of stock-based compensation, $2.9 million of impairments of long-lived assets, and $1.7 million of debt discount amortization, partially offset by $13.3 million in deferred income taxes, $1.3 million of deferred rent and $5.0 million of changes in the fair value of derivatives. Changes in operating assets and liabilities for the nine months ended September 30, 2021 reduced cash flow from operating activities by $13.0 million.
Net cash provided by operating activities of $73.6 million for the nine months ended September 30, 2022 reflects the adjustment to net income for non-cash charges totaling $76.4 million primarily driven by $56.6 million of depreciation and amortization, $17.4 million of stock-based compensation and $4.9 million of deferred income taxes, partially offset by $4.1 million of changes in the fair value of derivatives and $1.8 million of unrealized translation gain on investment in foreign subsidiaries. Changes in operating assets and liabilities for the nine months ended September 30, 2022 decreased cash flow from operating activities by $29.9 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021 and 2022 was $14.6 million and $15.7 million, respectively. Net cash used in investing activities for the nine months ended September 30, 2021 consisted of a $12.0 million investment in capitalized software and $2.6 million in purchases of computer hardware and other property, plant and equipment. Net cash used in investing activities for the nine months ended September 30, 2022 consisted of a $11.7 million investment in capitalized software and $4.0 million in purchases of computer hardware and other property, plant and equipment.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021 was $102.3 million, primarily resulting from proceeds received from the IPO in September 2021. Net cash used in financing activities for the nine months ended September 30, 2022 was $3.0 million consisting primarily of $4.8 million of payments of long-term debt, partially offset by $2.3 million of proceeds from the issuance of common stock in connection with the exercise of stock options by employees.
Adjusted Free Cash Flow
For the nine months ended September 30, 2021, we generated $58.3 million of Adjusted Free Cash Flow compared to $57.9 million for the nine months ended September 30, 2022. The decrease in Adjusted Free Cash Flow compared to the prior year period was driven by a return to our historical bonus payment structure, timing of interest and higher tax payments.
The following table reconciles net cash flow provided by operating activities, the most directly comparable US GAAP measure, to Adjusted Free Cash Flow for the nine months ended September 30, 2021 and 2022. For the nine months ended September 30, 2021, we adjusted Free Cash Flow for one-time, non-operating cash expenses related to the IPO.

	Nine Months Ended September 30,
(in thousands)	2021	2022
Net Cash provided by Operating Activities	$38,926	$73,598
Total IPO adjustments(1)	34,003	—
Purchases of intangible assets and capitalized software	(11,987)	(11,719)
Purchases of property and equipment	(2,619)	(3,978)
Adjusted Free Cash Flow	$58,323	$57,901
_______________
(1)     Includes one-time, non-operating cash expenses related to the IPO. Total IPO adjustments of $34.0 million for the nine months ended September 30, 2021 include $16.8 million of contractual compensation payments to former executives (of which $15.6 million was funded by certain stockholders), $9.3 million final settlement of investor management fees in connection with the MSA and $7.9 million related primarily to professional fees and other expenses incurred for the preparation of the IPO.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in accordance with US GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2021 Annual Report for a description of our critical accounting estimates and Note 2, “Summary of Significant Accounting Policies” to our 2021 consolidated financial statements in our 2021 Annual Report for our significant accounting policies. During the nine months ended September 30, 2022, we adopted FASB ASC Topic 326, “Financial Instruments - Credit Losses” with an adoption date of January 1, 2022. As a result, we changed our accounting policy for allowance for credit losses and the adoption of CECL resulted in an immaterial cumulative effect adjustment recorded in retained earnings as of January 1, 2022. For additional information, see Note 2, “Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q. There were no additional changes to our critical accounting estimates for the three and nine months ended September 30, 2022. See Note 3, “Recent Accounting Standards Update” to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of new accounting guidance adopted during 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency and Derivative Risk
We from time to time enter into foreign currency options and forward contracts to mitigate the foreign exchange risk on expected future cash outlays to fund our fulfillment centers. We hedge our INR denominated expenses through foreign exchange contracts. These contracts were designated as cash flow hedges and qualified for hedge accounting under US GAAP. As of December 31, 2021 and September 30, 2022, we did not have any outstanding foreign currency options or forward contracts. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is also presented in the same line of the unaudited condensed consolidated statements of operations and comprehensive (loss) income as the earnings effect of the hedged transaction. During the three months ended September 30, 2021, there was a gain of $0.1 million related to the excluded components of the hedged transaction, which was reclassified into cost of revenues and selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. There were no such gains or losses during the three months ended September 30, 2022. During the nine months ended September 30, 2021, there was a gain of $0.3 million related to the excluded components of the hedged transaction, which was reclassified into cost of revenues and selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. There were no such gains or losses during the nine months ended September 30, 2022.
Recognized realized net gains from remeasurement of foreign currency forward contracts were immaterial for the three and nine months ended September 30, 2021. We had no forward contracts during the three and nine months ended September 30, 2022.
Credit Risk
As of December 31, 2021 and September 30, 2022, we had accounts receivable, net of allowance for expected credit losses, of $127.9 million and $159.6 million, respectively. For the three and nine months ended September 30, 2021 and 2022, no single client accounted for more than 3% of our revenue. No single client had an accounts receivable balance greater than 3% of total accounts receivable as of December 31, 2021 or September 30, 2022.
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings, mainly under our Credit Agreement. Our First Lien Term Loan accrues interest at either (1) an applicable rate of 2.5% plus the greater of (a) the prime rate or (b) the federal funds rate plus 1/2 of 1% (c) the one-month LIBOR plus 1%, or (d) a 2% floor; (2) an applicable rate of 3.5% plus one-month LIBOR which is subject to a 1% floor. Our borrowings as of September 30, 2022 accrue interest at 6.57%, based on an applicable rate of 3.5% plus the LIBOR rate as per (2) above.
We have historically hedged against changes in interest rates through interest rate swaps and expect to do so in the future. We currently do not have any outstanding interest rate swaps.
Effects of Inflation
While inflation may impact our revenues and operating expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, if inflation continues or worsens, it could negatively impact us by increasing our operating expenses. For example, inflation may lead to cost increases in multiple areas across our business, including the cost of labor. To the extent that we are unable to pass on these costs through increased prices, revised budget estimates, or offset them otherwise, they may impact our business, results of operations and financial condition.

Off-Balance Sheet Arrangements
As of September 30, 2022, we did not have any off-balance sheet arrangements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the company, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Based upon the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.

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
Remediation of Material Weakness
We are designing and implementing measures designed to improve our internal control over financial reporting and to remediate this material weakness. In September 2021, we hired a Chief Tax Officer with over 25 years of tax leadership experience working for and with several of the largest public global Fortune 500 companies. As of the filing of this Quarterly Report on Form 10-Q, we had expanded our tax team to a total of five, by hiring three internal resources specializing in domestic and international tax. We plan to continue to search for additional tax personnel with the appropriate knowledge, training and experience to appropriately analyze, record and disclose tax accounting matters timely and accurately, and to design and maintain appropriate accounting policies, procedures and controls over income and other taxes, commensurate with our financial reporting requirements. Additionally, we are currently supplementing our resources through the use of a third-party tax advisor and intend to continue utilizing the third-party tax advisor until we have hired sufficient tax personnel. During the fourth quarter of 2021, we designed and implemented annual controls over income taxes to further improve the control environment, including automating the year-end global tax provision through the use of software. We are committed to maintaining a strong internal control environment, and we expect to continue our efforts to ensure the material weakness described above is remediated. In December 2021, we hired a Head of Internal Audit and Enterprise Risk Management with over 20 years of internal audit and risk management leadership experience working for and with the big four public accounting firms, technology companies and global Fortune 500 companies. However, the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or taken together have a material adverse effect on our business, financial condition, or liquidity.
For more information, see Note 18, “Litigation” to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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

Date: November 9, 2022

By:	/s/ Peter Walker
Peter Walker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2022