Form 10-K
period 2022-12-31
Sterling Check Corp.
filed 2023-03-02
CIK 1645070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☑
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the common stock as reported by the Nasdaq Stock Market LLC on June 30, 2022, the last business day of the registrant’s most recently completed second quarter, was approximately $563.3 million.

The total number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of February 28, 2023 was 96,297,609 (excluding treasury shares of 1,541,163).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Proxy Statement for the	Part III
2023 Annual Meeting of Stockholders

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that all forward-looking statements that we make will be subject to the safe harbor protections created thereby. You can generally identify forward-looking statements by our use of forward-looking terminology such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “playbook,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements that address market trends, and statements regarding our expectations, beliefs, plans, strategies, objectives, prospects or assumptions, or statements regarding future events or performance contained in this Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements, or could affect our share price. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•changes in economic, political and market conditions, including concerns of a potential economic downturn or recession, and the impact of these changes on our clients’ hiring trends;

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

•our ability to pursue and integrate strategic mergers and acquisitions;

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

•our ability to adequately protect our intellectual property;

•our ability to implement, maintain and improve effective internal controls;

•our ability to comply with public company requirements in a timely and cost-effective manner, and expense strain on our resources and diversion of our management’s attention resulting from public company compliance requirements; and

•the other risks described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K are not guarantees of future performance and our actual results of operations, financial condition and liquidity and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and liquidity and events in the industry in which we operate, are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, they may not be predictive of results or developments in future periods.

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

Investors and others should note that we announce material financial and operational information using our investor relations website, press releases, U.S. Securities and Exchange Commission (“SEC”) filings and public conference calls and webcasts. Information about Sterling Check Corp., our business, and our results of operations may also be announced by posts on our accounts on social media channels, including the following: Instagram, Facebook, LinkedIn and Twitter. The information contained on, or that can be accessed through, our social media channels and on our website is deemed not to be incorporated in this Annual Report on Form 10-K or to be a part of this Annual Report on Form 10-K. The information that we post through these social media channels and on our website may be deemed material. As a result, we encourage investors, the media and others interested in Sterling Check Corp. to monitor these social media channels in addition to following our investor relations website, press releases, SEC filings and public conference calls and webcasts. The list of social media channels we use may be updated from time to time on our investor relations website.

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
We are a leading global provider of technology-enabled background and identity verification services. We provide the foundation of trust and safety that our clients need to create great environments for their most essential resource—people. We offer a comprehensive hiring and risk management solution that begins with identity verification, followed by criminal background screening, credential verification, drug and health screening, processing of employee documentation required for onboarding and ongoing risk monitoring. Our services are generally delivered through our purpose-built, proprietary, cloud-based technology platform that empowers organizations with real-time and data-driven insights to conduct and manage their employment screening programs efficiently and effectively. Our clients face a dynamic and rapidly evolving global labor market with increasing complexity and regulatory requirements. We believe that our services and platform enable organizations to make more informed employment decisions, improve workplace safety, protect their brand and mitigate risk. As a result, we believe our solutions are mission-critical to our clients’ core human resources, risk management and compliance functions. During the twelve months ended December 31, 2022, we completed over 110 million searches for over 50,000 clients, including over 50% of the Fortune 100 and over 50% of the Fortune 500.
We have built an award-winning proprietary and cloud-based technology platform. Our client and candidate interfaces provide easy-to-use and mobile-first ordering, task and program management, results delivery and reporting analytics. This enables our clients to gain meaningful insights into their risk mitigation programs, all while creating exceptional candidate and employee experiences. Our interfaces are supported by our powerful artificial intelligence (“AI”)-driven fulfillment platform, which leverages more than 3,300 automation integrations, including Application Programming Interfaces (“APIs”) and Robotic Process Automation (“RPA”) bots. This enables 90% of our United States (“U.S.”) criminal searches to be automated and allows us to complete 50% of U.S. criminal searches within the first five minutes, 65% of U.S. criminal searches within the first 15 minutes, over 70% of U.S. criminal searches within the first hour and 90% within the first day. As of December 31, 2022, over 95% of our revenue is processed through platforms hosted in the cloud, which allows us to consistently maintain 99.9% platform availability while being prepared to scale into the future. These platforms are seamlessly integrated into over 75 applicant tracking systems (“ATS”) and Human Capital Management (“HCM”) systems and our clients’ in-house supply chain systems, thus creating relatively frictionless, fast and unified candidate hiring experiences. Moreover, gig economy, contingent workforce, and enterprise clients, who utilize proprietary candidate workflow systems, may integrate into Sterling’s platform by leveraging our proprietary API. When combined, we believe our solutions deliver convenient and easy-to-use front-end interfaces, accurate and fast results, and enable our clients to effectively manage complex programs in a compliant and cost-effective manner. We believe that our technology cannot be easily replicated without substantial investment.
As part of our strategic transformation, in early 2019, we launched Project Ignite, a three-phase strategic investment initiative to create a cloud-native enterprise-class global platform. The remaining investment, which we substantially completed in 2022, migrated our corporate technological infrastructure to the cloud and enabled us to decommission redundant fulfillment systems. We have benefited from the delivery of our new client and candidate interfaces, scalable cloud-based infrastructure for our global production platform and an improved security environment through new business wins, improved client retention and the ability to launch products rapidly to meet immediate client needs, as we did in 2022 when we developed our robust and proprietary core I-9 offering into a fully integrated I-9 solution within our Sterling platform and partner ecosystem. In 2022, we also strengthened our competitive differentiation through the expansion of our identity capabilities in both the U.S. and the United Kingdom (the “U.K”). In the U.S., with ID.me, we believe that we became the only background screening provider to have a fully integrated reusable identity workflow within the screening process, furthering our leadership position to deliver identity services for employers in the U.S. In the U.K., we became the first background screening organization to become a certified digital identity service provider and have partnered with Yoti to develop a comprehensive global identity verification solution. This new capability enables a faster and easier experience for prospective talent in the U.K. to verify themselves using modern technology while reducing the chance of identity fraud. At the end of 2022, we also launched Project Nucleus which we expect to drive meaningful cost savings and efficiency gains in our cost of revenues. This initiative aims to enhance our organization by re-engineering processes, driving fulfillment labor cost reductions and identifying and executing on additional automation opportunities with a focus on our global fulfillment process. As part of our journey of growth and optimization, in 2022, we continued to refine our corporate strategy and our commitment to delivering stockholder value by executing on the growth opportunities in front of us. We have a number of key execution elements to help us achieve our goals, including increasing our revenues with existing clients, acquiring new clients, growing market share internationally, and utilizing M&A to supplement our organic revenue growth. As part of our refreshed strategy, we have begun executing on a restructuring program to realign senior leadership and functions, with the goal of elevating our go-to-market strategy and accelerating our technology and product innovation. Over the long term, we expect these investments and strategic changes to further enhance our margins, improve time to market as we build once and deploy globally and allow us to increase innovation.
Our client-centric approach underpins everything we do. We serve a diverse and global client base in a wide range of industries, such as healthcare, gig economy, financial and business services, industrials, retail, contingent, technology, media and entertainment, transportation and logistics, hospitality, education and government. Employers are facing numerous challenges, including complex and changing legal and regulatory requirements, a rise in fraudulent job applications, a growing spotlight on reputation and a more complex global workforce. Successfully navigating these challenges requires an industry-specific perspective, given differing candidate profiles, economics, competitive dynamics and regulatory demands. To serve these differing needs, our sales and support delivery model is organized around teams dedicated to specific industries (“Verticals”) and geographic markets (“Regions”). Our delivery model provides our clients with both the personal touch and consultative partnership of a small boutique firm and the global reach, scale, innovation and resources of an industry leader. Additionally, this delivery model supports our principle of “Compliance by Design”, enabling clients to maintain compliance globally. We believe the combination of our deep market expertise from our sales and support combined with the flexibility of our proprietary technology platform enable us to deliver industry-relevant, highly specialized solutions to our clients in a scalable manner, driving growth and differentiating us from our competitors. This has allowed us to develop long-standing relationships and a highly trusted brand with our clients as evidenced by the average tenure of our top 100 clients, based on 2021 and 2022 total revenue, at nine years, our average client net promoter score (“NPS”) of greater than 50 and a gross retention rate of 96% for 2021 and 2022.
Throughout our more than 45-year operating history, innovation and self-disruption have been at the core of what we do every day. Our history of unique, industry-oriented market insights allows us to be at the forefront of innovation which includes multiple industry-leading solutions. For example, we pioneered criminal fulfillment technology (CourtDirect), arrest record and incarceration alert products, post-hire monitoring capabilities, AI-enhanced record review and validation process and the industry’s only proprietary technology in a single-sourced U.S.-nationwide fingerprint network. Our commitment to innovation has continued with the recent development of enhanced global language support capabilities, a cloud-based operating platform, our exclusive partnership with the Financial Industry Regulatory Authority, Inc. (“FINRA”) serving as their fingerprint services provider, and a comprehensive global identity verification solution through our partnership with ID.me in the U.S. and with Yoti internationally. Enabled by our market leadership and platform investments, we have established a foundation and roadmap for future innovation which includes industry-specific products, growing our Identity-as-a-Service capabilities and further geographic expansion.
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
On November 30, 2021, we acquired Employment Background Investigations, Inc. (“EBI”) for a purchase price of $67.8 million, consisting of $66.3 million of cash and $1.5 million of contingent consideration recorded at fair value. EBI provides background screening, drug testing, occupational healthcare and electronic Form I-9 solutions for today’s talent acquisition and workforce management needs. This acquisition expanded our presence in key U.S. Verticals, including financial services, healthcare, retail, manufacturing and transportation.
On November 23, 2022, our board of directors authorized the repurchase of up to $100.0 million of our shares of common stock over a period through December 31, 2024. The program is expected to be funded through our existing cash and future free cash flow. The share repurchase program is being executed on a discretionary basis through open market repurchases, private transactions or other transactions, including through block trades and Rule 10b5-1 trading plans. During the three months ended December 31, 2022, we repurchased 939,417 shares for approximately $14.0 million.

On November 29, 2022, we completed the refinancing of our existing credit facilities with new credit facilities comprised of a $300.0 million term loan and a $400.0 million revolving credit facility. The 2022 Credit Agreement (as defined in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility”) extended our debt maturity profile to November 2027, increased our credit capacity, and is expected to reduce our annual interest expense. On February 28, 2023, we entered into an amortizing $300.0 million notional value interest rate swap. The notional value steps down from $300.0 million to $150.0 million on February 27, 2026. The swap provides for us to pay, as applied to the notional value, a fixed rate of interest of 4.26% monthly and receive, on a monthly basis, an amount equal to the greater of the one-month term SOFR and a floor of (0.10%), as applied to the notional value (the “Floating Leg”). The interest rate swap matures on November 29, 2027. The interest expense related to the 2022 Credit Agreement will be offset by proceeds received from the Floating Leg of the interest rate swap.

In January 2023, we expanded our global presence into Latin America through the acquisition of Socrates Limited and its affiliates (‘Socrates”), the largest independent screening company in Latin America. The acquisition will allow us to better serve the rapidly growing regional hiring needs of both multi-national and local clients in a region with rapidly increasing hiring demands.

On March 1, 2023, we acquired all of the outstanding shares of A-Check Global, a U.S.-based employment screening organization, providing us access to a high quality, enterprise-focused customer base diversified across attractive verticals including healthcare and telecom.
For the years ended December 31, 2020, 2021 and 2022, our revenues were $454.1 million, $641.9 million and $766.8 million, respectively. Our net losses were $52.3 million and $18.5 million for the years ended December 31, 2020 and 2021, respectively, and our net income was $19.4 million for the year ended December 31, 2022. We recorded an operating loss of $23.1 million for the year ended December 31, 2020 and operating income of $0.4 million and $59.0 million for the years ended December 31, 2021 and 2022, respectively. For the years ended December 31, 2020, 2021 and 2022, our Adjusted EBITDA was $99.8 million, $179.2 million and $198.5 million, respectively, and our Adjusted Net Income was $26.7 million, $92.2 million and $106.5 million, respectively. For the definitions of Adjusted EBITDA and Adjusted Net Income and a reconciliation to net income, their most directly comparable financial measure presented in accordance with accounting principles generally accepted in the United States of America, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”
Our Market Opportunity
The global background and identity verification market in which we operate is large, growing and highly fragmented representing a $18 billion total addressable market as of 2021, which is expected to grow at a 12% compound annual growth rate (“CAGR”) to $33 billion in 2026. The total addressable market comprises three distinct components as follows: the $6 billion global pre-hire employment screening services market (source: Acclaro Growth Partners (“Acclaro”), July 2021), expected to grow at a 6% CAGR to $9 billion in 2026, the $3 billion global post-hire employment screening services market (source: Acclaro, July 2021), expected to grow at a 12% CAGR to $5 billion in 2026, as well as the $9 billion global identity verification market (source: MarketsandMarkets, December 2021), expected to grow at a 17% CAGR to $19 billion in 2026.
Our addressable market is rapidly evolving and benefits from a number of key demand drivers, many of which increase the need for more flexible, comprehensive screening and hiring solutions, including the following:
•Growing participation in the gig economy and contingent workforce
The gig economy and contingent workforce consists of independent contractors, online platform workers, contract firm workers and contingent workers. According to Upwork’s 2022 Freelance Forward survey, 39% of the U.S. workforce performed freelance work during 2022, an increase over 2021’s 36% rate, and this proportion is expected to increase. Amongst Gen-Z and millennials, the share of workers who participated in freelance work are even higher at 43% and 46%, respectively. The rise and expansion of the gig economy and contingent workforce results in a greater portion of the workforce being sourced from temporary or on-demand labor pools. Additionally, the rise of competing gig platforms has made it easier for gig workers to shift between platforms, thus increasing the demand for screening. As the gig economy caters to clients in a very direct and personal way (e.g., rideshare, goods delivery, household services) and large corporations continue to increase utilization of a contingent workforce that may access sensitive information, safe and effective background screening capabilities have become critical. We believe that continued growth in the gig and contingent workforce model for the foreseeable future will support clear demand for Sterling’s deep expertise and tailored solutions.
•Elevated voluntary employee churn
Generational and structural shifts in the workforce have led to elevated levels of voluntary employee churn, particularly with younger workers. Members of the millennial and Gen-Z generations switch jobs more frequently than previous generations. According to a December 2022 LinkedIn study, 61% of American workers are considering leaving their jobs in 2023. Among Gen-Z workers, 72% are considering quitting, as are 66% of millennials. Moreover, the generational movement away from unions and defined benefit plans reduces contractual and financial incentives to stay in a particular role, reducing switching costs for employees. The ongoing structural shift from in-office to remote work further reduces the historical geographic matching challenge employers and employees faced, further reducing switching costs for employees and expanding talent pools for employers. These trends support increasing demand for global, fast and efficient employment screening and identity verification services that only providers of scale, like Sterling, can sufficiently address.

•The rise of fraudulent job applications and growing spotlight on a company’s reputational risk
False claims within job applications are a growing concern for employers. According to a 2023 ResumeBuilder.com study, 72% of Americans admit to lying on their resumes, with education and years of experience being the top two areas of falsification. False claims by candidates can put an organization at significant risk. Costs include not only salary but also incentives, benefits, recruiting expenses, administrative costs and the cost to restart the process in recruiting a candidate. In extreme cases, the employee may cause harm in the workplace, leading to a claim of negligent hiring, forcing the employer to contend with the cost and time of litigation and possible significant damages or settlements. Additionally, there may be considerable reputational risk to the employer, whose safety and trust may be called into question. Utilizing background and identification verification services helps organizations to mitigate these risks.
•Proliferation of personal data driving need for identity verification
According to a 2022 report by the Federal Trade Commission, the total number of fraud and identity thefts in 2021 was 5.7 million, an almost 18% increase compared to 2020 (4.9 million). In addition, according to a recent Risk Based Security report, the top two data types exposed in breaches were names (63.9%) and Social Security numbers (40.6%). This growth in exposed identities, especially names and social security numbers, puts more identities at risk of theft. Verifying identity is a powerful tool that employers can use to help ensure that their candidates and workers are who they claim to be and that fraudulent data is not used during the hiring and onboarding process.
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
•Increase in continuous monitoring or post-hire screening processes
While some industries have regulatory requirements for post-hire screening, employers from all industries are increasingly focused on managing risk in the workplace through continuous screening and monitoring. According to a 2021 report by the Professional Background Screening Association (“PBSA”), 19% of organizations worldwide conduct background checks on a recurring basis in addition to during the initial hiring/onboarding process. Continuous screening allows for greater mobility and safety for remote, onsite and contingent jobs, with monitoring solutions such as screening for healthcare sanctions, medical licenses, motor vehicle registration monitoring and social media monitoring helping ensure compliance with on-going certification and licensing requirements as well as prompting risk warnings on any changes to an employee’s profile, including any criminal activity, drug use or health changes, amongst others.
•Increasing regulatory, compliance and risk management requirements
Increasing regulation is creating a heightened and complex risk of potential liabilities related to hiring and workforce management that is increasingly difficult for employers to manage. U.S. employee privacy and data protection laws are complicated and vary state-to-state. In addition, the interpretation of the Fair Credit Reporting Act (“FCRA”) is continuously evolving. Other complexities include variations in drug testing laws by industry and state and the introduction of “ban the box” and “fair chance” laws at the local, state, and federal level, which limit an employer’s ability to inquire about criminal histories and to consider them in making employment decisions. Outside the U.S., the European Union General Data Protection Regulation (“GDPR”) introduced significant changes in the way personal data is protected and handled in the European Union (the “EU”). In response, organizations are increasing their focus on compliance functions to ensure they meet these evolving legal and regulatory requirements, often turning to outsourced service providers. As they do, large service providers like Sterling with the depth and experience to help companies navigate these intricacies will continue to benefit from the increase in regulatory complexity.

Our Competitive Strengths
We believe we differentiate ourselves through the following key competitive strengths:
•A market leader with significant scale and breadth. We are a leading global provider of technology-enabled background and identity verification services across a wide array of industries and geographies—completing 110 million searches across over 240 countries and territories in 35 languages for over 50,000 highly-diversified clients during the year ended December 31, 2022. We are a market leader in the U.S., Canada and many markets throughout the world, including within Europe, the Middle East and Africa (“EMEA”), Asia Pacific (“APAC”) and Latin America. Our global fulfillment capabilities are supported by operations in 16 jurisdictions—the U.S., Australia, Brazil, Canada, China, Colombia, Hong Kong, India, Malaysia, Mexico, the Netherlands, the Philippines, Poland, Singapore, the United Arab Emirates and the U.K. We believe this differentiates Sterling with large, marquee clients who demand sophisticated solutions across broad enterprises with nuanced operating priorities.
•Award-winning, proprietary technology platform and extensive global product suite.
We believe our proprietary technology platform and global product suite provide us with a number of competitive advantages, including the following:
Proprietary Technology and Analytics Platform: We operate a global cloud-based platform, purpose-built to address the unique needs of our clients. With over 95% of our revenue processed through platforms in the cloud, our technology platform is scalable to serve our global client base and flexible to adapt to changing dynamics within industries. We deliver a seamless user experience—our mobile-friendly client and candidate interfaces (Sterling Client Hub, Sterling Candidate Hub and Sterling Analytics Hub) are intuitive and easy-to-use. Our customizable, powerful data analytics platform provides clients with the information they need to gain real-time insights and make data-driven decisions as they seek to manage, streamline and optimize their programs. Our proprietary fulfillment platform technologically sets us apart in our ability to manage the complexities of background screening. Sterling’s fulfillment platform is AI-driven and augmented with RPA, which results in high accuracy, low hiring costs and low time-to-hire rates, with over 70% of U.S. criminal searches completed within the first hour and 90% within the first day. Integrated clients represent a growing share of our business, with over 60% of revenue now integrated. We expect this percentage to continue to increase as adoption of ATS and HCM software solutions grows. We have developed a comprehensive integration platform by partnering with many of the leading HCM and ATS platforms. Those clients with third-party HCM and ATS systems may integrate with Sterling through one of our over 75 platform integrations. Gig economy, contingent workforce and enterprise clients, who utilize proprietary candidate workflow systems, may integrate into Sterling’s platform by leveraging our well-documented public RESTful API. This API provides clients with access to Sterling’s powerful services along with a wide range of capabilities, customization options and mobility solutions. All of our platform integrations create opportunities for our clients to improve productivity and profitability, and in turn create stickier client relationships for Sterling. We believe that these proprietary systems cannot be easily replicated without substantial investment.
Global Product Suite: We offer an extensive suite of global products addressing a wide range of complex client needs. Our solutions include identity verification, comprehensive background screening, credential verification, drug and health screening, processing of employee documentation required for onboarding and ongoing risk monitoring. Sterling’s background screening solutions utilize proprietary automation technology that we believe delivers thorough, fast and accurate records with global criminal screening capabilities in over 240 countries and territories. Our credential verification services are backed by our proprietary fulfillment engine. We provide comprehensive drug and health screenings with access to approximately 20,000 collection sites supporting the Substance Abuse and Mental Health Services Administration (“SAMHSA”) in the U.S. Sterling provides onboarding document management services as well as ongoing workforce and medical license monitoring. We believe our global product suite positions us well to access a broader set of clients and future revenue and growth opportunities.
Identity Workflow Solutions: We believe we offer one of the most complete full-stack identity workflow technologies, which allows our clients to verify a candidate’s identity before starting a background check. With more work shifting remote, the growth of gig economy contract work and an increasing use of the contingent workforce, the need for pre-verified identity during the pre-employment process continues to grow. Our full suite of identity solutions includes telecom and device verification, document verification, facial recognition, biometric matching and video chat identity proofing. In addition to online identity verification, we have proprietary technology in a single-sourced national network of fingerprint collection sites across all 50 U.S. states, where we can capture and use multiple sets of biometrics in a single visit using internally developed innovative hardware and software, which can be integrated with the Federal Bureau of Investigation (the “FBI”), FINRA and other screening processes. We believe our identity solutions add demonstrable value to clients and candidates, and we are well-positioned to benefit as the market adopts identity verification as part of background screening.
•Highly diversified and long-tenured client base. Our deep insight into the industries and geographies we serve through more than 45 years of experience has allowed us to develop a client base that is diversified across size, industry and geography with minimal concentration. This is enabled by our deep market expertise and our delivery model where we have verticalized around specific industries and geographic markets. This go-to-market approach creates a cycle of innovation, product development, benchmarking and consultative best-practices. We currently serve over 50,000 clients, including over 50% of the Fortune 100 and over 50% of the Fortune 500. Our gross retention rate for 2021 and 2022 was 96%. In 2022, no single client accounted for more than 3% of our revenue and our top 25 clients accounted for less than 25% of our revenue. The average relationship for our top 100 clients, based on 2021 and 2022 total revenue, is nine years and growing. These metrics reflect how deeply embedded we are in our clients’ daily human resources (“HR”) and compliance workflows. We are well diversified across healthcare, the gig economy, financial and business services, industrials, retail, contingent, technology, media and entertainment, transportation and logistics, hospitality, education and government industries. As the complexity and nuances of acquiring talent increases for organizations, we believe we are well-positioned to grow with our clients.
•Attractive financial profile. We have an attractive business model underpinned by recurring revenues, significant operating leverage and low capital requirements that contribute to strong free cash flow. A majority of our U.S. enterprise client contracts are exclusive to Sterling or require Sterling to be used as the primary provider. Additionally, they are typically multi-year agreements with automatic renewal terms, no termination for convenience clauses and set pricing with Sterling’s right to increase prices at certain intervals including the ability to increase pass-through costs to our clients with 30 days notice. The strength of our contract terms combined with our high levels of client retention results in a high degree of revenue visibility. The vast majority of our revenues are either recurring or re-occurring in nature. While we experienced year-over-year revenue declines in the fourth quarter of 2022 due to base revenue moderation caused by macroeconomic uncertainty, we have otherwise shown consistency in our execution, with our organic revenues growing by double digits year-over-year in seven out of the eight quarters of 2021 and 2022. We have driven these results by deploying strategies and tactics focused on winning new business, driving up-sell and cross-sell, and increasing our gross retention rate. In the eight quarters of 2021 and 2022, when our total Company average revenue growth was 32% per quarter, our average revenue growth from the combination of new business, up-sell and cross-sell, net of attrition, was 14% per quarter. Additionally, we benefit from natural operating leverage, utilizing our robust automation processes that result in attractive contribution margins associated with incremental revenue generated from our solutions. Our capital requirements remain minimal with capital expenditures (including capitalized software development costs and exclusive of acquisitions) of 3.0% of revenues in 2021 and 2.6% of revenues in 2022. We incurred net losses of $52.3 million and $18.5 million for the years ended December 31, 2020 and 2021, respectively, and generated net income for the year ended December 31, 2022 of $19.4 million. Although we incurred net losses during 2020 and 2021, we continued to generate strong free cash flow, allowing us the financial flexibility to invest in the business and pursue growth through acquisitions.
•Experienced management team with depth of experience and track record of success. Our senior management team has a track record of strong performance and significant expertise in the markets we serve and technology-enabled businesses, with 90% of our senior management team being new or in new roles since 2018. Our Chief Executive Officer (“CEO”), Josh Peirez, has extensive strategy, product and operational experience and plays an instrumental role in driving Sterling toward our global vision. Our Chief Financial Officer (“CFO”), Peter Walker, has over 10 years of experience as a CFO with global expertise in finance, strategy, M&A and risk management and leads the finance organization, investor relations and all aspects of financial management and reporting. Our President and Chief Operating Officer, Lou Paglia, leads global operations and is responsible for driving revenue growth, delivering client service, and ensuring our services meet the evolving market needs. We also maintain a strong core of business leaders dedicated to specific Verticals and Regions that leverage substantial experience across the background screening, risk management and information services industries. We believe this management team is well positioned to lead our business into the future.
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
•Win new clients. We have an established track record of new client wins and believe there is substantial opportunity to further grow our client base. Operating in a large and highly fragmented addressable market, we win against both large and small competitors due to our deep market expertise from our sales and support verticalization combined with the flexibility of our proprietary technology platform. This combination enables us to deliver industry-relevant, highly specialized solutions to our clients in a scalable manner, driving profitable growth and differentiating us from our competitors. Our size and scale positions us to serve enterprise organizations well. We believe that many competitors, especially smaller ones, will continue to be challenged in meeting enterprise client needs, including sophisticated and flexible platforms, global capabilities and the ability to handle large volumes, complex programs and varying compliance requirements. Our differentiated product and service offerings, platform capabilities, and go-to-market strategy have resulted in significant new business momentum, with growth from new business of 12% in 2021 and 9% in 2022.
•Grow Identity-as-a-Service offering. Based upon our more than 45 years of industry experience, we believe that most background screening companies in the U.S. do not typically check identities or verify candidate-provided biographical data—two things that are critical for a successful background check. When clients select Sterling’s comprehensive and fully customizable identity verification solution, candidates are guided through a simple process that verifies their identity, supported by our exclusive partnership with ID.me. All relevant biographic data is then automatically imported, with the candidate’s consent, into Sterling Candidate Hub and used to initiate the background check, resulting in greater accuracy and reduced fraud. We believe that the strong value proposition for clients coupled with the strength of Sterling’s offering will make Identity-as-a-Service a key contributor to our success in expanding existing client relationships and winning new clients. Outside of the U.S., we expect our workflow partnership with U.K.-based Yoti to expand our digital identity solutions to international markets by building on the same vision and best-in-class identity verification offerings we have in place in the U.S. with ID.me.
•Introduce new products and penetrate adjacent markets. We have a robust new product roadmap. Project Ignite has enabled us to launch products rapidly to meet immediate client needs, as we did in 2022 when we developed our robust and proprietary core I-9 offering into a fully integrated I-9 solution within our Sterling platform and partner ecosystem. In 2022, we also strengthened our competitive differentiation through the expansion of our identity capabilities in both the U.S. and the U.K. In the U.S., with ID.me, we believe that we became the only background screening provider to have a fully integrated reusable identity workflow within the screening process, furthering our leadership position to deliver identity services for employers in the U.S. In the U.K., we became the first background screening organization to become a certified digital identity service provider and have partnered with Yoti to develop a comprehensive global identity verification solution. This new capability enables a faster and easier experience for prospective talent in the U.K. to verify themselves using modern technology while reducing the chance of identity fraud. We intend to continue to invest in developing industry-first solutions, further innovating in our existing Verticals and Regions as well as pursuing adjacent market opportunities that leverage our existing technology platform. For example, our digital wallet credentials solution is being designed to provide candidates with a user-centric, verified profile to prove their identity and share verified credentials with employers. We anticipate this solution will provide us with a new opportunity to monetize our services and the ability to further penetrate the business-to-consumer (“B2C”) market. Another product innovation is the continued enhancement of post-hire monitoring solutions, which monitor, among other things, healthcare sanctions, medical licenses, recent arrests, motor vehicle registrations and social media. Lastly, we plan to pursue new or underpenetrated adjacent market opportunities including talent assessment, reference checking, onboarding and investigative due diligence.

•Pursue further geographic expansion. For the year ended December 31, 2020, $76.7 million, or 17%, of Sterling revenue was generated outside of the U.S. compared to $119.2 million, or 19%, for the year ended December 31, 2021 and $123.0 million, or 16%, for the year ended December 31, 2022. The slight decrease during 2022 is partially attributable to our 2021 acquisition of U.S.-based EBI and strong growth in the U.S. We see compelling opportunities to extend our operating presence in other geographies and unify the global experience for clients as our international business continues to expand profitably, benefiting from operating leverage due to investments made in a global technology infrastructure and global fulfillment. We expect continued adoption of outsourced background screening outside the U.S. and are well positioned to benefit from this trend. We continue to introduce innovative region-specific products to best meet the needs of clients within each geography. We believe we have a unique ability to translate client needs into superior local market solutions through a combination of portfolio depth and breadth, local know-how and language capabilities. In EMEA, we continue to be a market leader in the U.K., with particular strength with financial services and gig companies. In parallel, we are growing our presence across the region with particular focus in continental Europe and the Middle East. To facilitate this expansion, we continue to expand the impact of our global multilingual hub in Poland. We entered the APAC market through two acquisitions and have continued to drive growth organically in both established and emerging screening markets, with more than 20% revenue growth in 2022 in this region and particular strength with financial services companies. In Canada, where revenue continued to grow in 2022, we have a strong position in small- and medium-sized businesses and are focused on the significant opportunity to serve more of the Canadian operations of our U.S. clients with our unified global platform. In January 2023, we expanded our global presence into Latin America through the acquisition of Socrates, the largest independent screening company in Latin America. The acquisition will allow us to better serve the rapidly growing regional hiring needs of both multi-national and local clients in a region with rapidly increasing hiring demands.
•Leverage proprietary data. With over 45 years of industry experience, we have the know-how to obtain data from robust and trusted sources, access to historical data and the resources to put data to work. We will explore opportunities to develop, augment, and acquire proprietary data sets that could be used to fuel our existing core business and create new opportunities in a multitude of ways, including: improving speed and the quality of our services; creating cost efficiencies, industry benchmarks, and client program recommendations and optimizations; and building unique products.
•Pursue strategic M&A. We view a targeted, disciplined approach to strategic mergers and acquisitions (“M&A”) as highly complementary to our other key growth objectives, compounding and/or accelerating related opportunities. Historically, Sterling has successfully identified, acquired and integrated several businesses that broaden and enhance our suite of client solutions and geographic presence. We will continue to execute a rigorous framework for building an actionable pipeline of acquisitions, with a focus on both (i) strategic benefits such as depth and breadth of capabilities, regional presence, and end market exposure and (ii) tangible opportunities to generate synergies and strong financial returns on capital deployed. As part of this targeted growth strategy, we are focused on acquiring targets that (i) are U.S. tuck-ins, (ii) provide us with increased scale in existing international markets, or (iii) expand us into new geographies. With hundreds of smaller competitors in our space, we see M&A as a strategic opportunity to increase market share while realizing synergies. Through our investments in technology, we have established a unified platform, allowing us to quickly integrate targets and drive synergies. We expect Sterling’s proven track record of M&A—with 10 acquisitions over the last 11 years—to continue to support and elevate the various layers of our future growth profile.
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
In early 2019, we launched Project Ignite, a three-phase strategic investment initiative, to create a cloud-native enterprise-class global platform with best-in-class user experiences and product capabilities. This initiative has enabled us to deliver a new client experience with enhanced analytics and dashboard tools; a streamlined, mobile-first, and localized candidate experience; movement of platforms processing over 95% of our revenue in the cloud; new product innovations; increased automation for improved efficiency, turnaround time and quality; and an improved security environment. We continue to benefit from these enhancements through new business wins and improved client retention. Over the long term, we expect these investments will continue to enhance our margins, improve time to market—as we build once and deploy globally—and allow us to increase innovation.

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
•Sterling Client Hub. No two clients are the same, but all demand a powerful yet easy to use platform. This is why we purpose-built our cloud-based, proprietary technology client platform, Sterling Client Hub, in 2020. Sterling Client Hub consolidates candidate orders and data into a single, unified workflow, allowing clients to easily place orders, manage tasks, monitor statuses and view consumer reports. Its mobile responsive design stands apart from more cumbersome competitor platforms. Results are easy-to-read with intuitive results display and collapsible/expandable search details. The platform is flexible by design to allow clients the ability to configure permissions, access control by role, invitation and task workflows, packages and adjudication rules. Single-sign-on capabilities allow enterprise clients the ability to manage their programs consistent with security best practices. Sterling Client Hub is highly secure, designed to be easily augmented with new services and regularly updated to meet evolving compliance standards. All this enables our clients to manage complex screening programs with ease while reducing time-to-hire.
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
Platform Integrations
We believe we have one of the most integrated platforms in our industry as evidenced by our over 75 integrations with leading providers in the HCM and ATS ecosystem as well as our robust Sterling Gig API capabilities. Over 60% of our revenue is generated from integrated clients.
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
Fulfillment Technology
Since Sterling launched one of the industry’s first automated criminal record fulfillment platforms, CourtDirect, in 2006, we have been at the forefront of leveraging technology to improve service fulfillment. We have continually invested, innovated and iterated on our fulfillment technology and data acquisition for over 15 years. In total, our investments make it difficult for a competitor to replicate our global fulfillment systems without substantial investment. Our fulfillment platform leverages over 3,300 proprietary and AI-driven automation integrations, including APIs and RPA bots, which enables 90% of our U.S. criminal searches to be automated and allows us to complete 50% of U.S. criminal searches within the first five minutes, 65% of U.S. criminal searches within the first 15 minutes, over 70% of U.S. criminal searches within the first hour and 90% within the first day. Our automation provides a significant competitive advantage and margin enhancement opportunity that can be deployed to other areas of Sterling, including account setup, procurement and financial reporting.
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
Today, the operations team is located across 13 countries—U.S., Australia, Brazil, Canada, China, Colombia, India, Malaysia, Mexico, the Philippines, Poland, Singapore and the U.K.—with, what we believe is, the industry’s first offshore captive fulfillment center launched in India in 2006. This allows us to be nimble in scaling geographically to support incremental volumes and also provide country and regional specialization to meet our clients’ needs. Additionally, the geographically diverse footprint of the operations team supports our business continuity plan, such as during the COVID-19 pandemic when we flexed work across geographies as needed.
We have multiple initiatives underway to further reduce our turnaround times, improve our margins and further enhance client experiences. First, we continually leverage process reengineering to improve quality and efficiency. Second, through technology investments as part of Project Ignite, we intend to extend the success we’ve seen with RPA in our U.S. criminal fulfillment processes to our other product lines, including verifications, drug and health and non-U.S. criminal screening. In addition, by consolidating clients onto our single global platform in phase three of Project Ignite, we are able to drive greater efficiency within our operations teams and to better manage resources through seasonal and unexpected demand spikes. At the end of 2022, we also launched Project Nucleus which we expect to drive meaningful cost savings and efficiency gains. The goal of this initiative is to enhance our organization by re-engineering processes, driving fulfillment labor cost reductions and identifying and executing on additional automation opportunities.

Our Suite of Services
Identity Verification
Sterling’s identity verification services provide our clients with real-time information about a candidate to help validate and verify who they are hiring before they begin a background check. With the continued movement toward remote work, the prevalence of digitized identification information and increase in data breaches, there is an ever-growing risk that a candidate may be using a stolen identity when applying for a job and completing a background check. Our comprehensive set of solutions helps clients to mitigate that risk through the following services:
•Online Identity-as-a-Service Suite.
•In the U.S., Sterling’s exclusive partnership with ID.me provides us with an identity verification solution that is recognized as best-in-class and has been adopted by numerous U.S. federal agencies and states. Individuals get a reusable secure digital identity credential so they only go through identity verification once. Our online Identity-as-a-Service suite with ID.me is made up of five identity verification building blocks that are combined to meet a client’s unique required level of comfort, including meeting the U.S. federal National Institute of Standards and Technology 800-63 technical requirements for federal agencies and contractors implementing digital identity verification services. The building blocks are:
•Telecom and Device Verification: Verify that the SIM card in a mobile device is associated with the candidate’s identity. Evaluate the tenure of the account, device location and fraud history.

•Identification Document Verification: Scan, verify and parse document images using machine vision to extract content, leveraging a proprietary database of rules and AI to verify document authenticity. ID.me currently contains 100 million pre-verified identities within the database and is growing.
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
•Internationally, Sterling has partnered with Yoti to streamline background checks and expand its digital identity solutions. The global partnership is expanding our digital identity capabilities in EMEA, APAC, Canada and Latin America, accelerating our vision to create privacy-centric portable identities for candidates.
•The partnership will enable a digital identity verification workflow to be integrated directly into the hiring process, allowing employers to take an identity-first approach, where a candidate’s identity is verified before completing other background checks and before actually being hired.
•Candidates who verify their identity through Sterling and Yoti will be able to seamlessly create a secure, reusable digital identity. This will allow them to verify their identity once and share their details with other businesses in seconds, making the verification process more streamlined for employers and candidates. Individuals will be able to use their digital identity for future job opportunities, age verification and any process requiring identity verification.
•Sterling clients and their candidates will be able to enjoy the unique experience in Sterling’s international regions with a phased rollout planned during 2023, and the first phase beginning in the U.K.

•Fingerprinting. We provide fingerprinting services through our proprietary technology in a single-sourced and convenient national network with locations in all 50 U.S. states. Our state-of-the-art digital fingerprint capture technology reduces rejection rates and speeds up processing for faster onboarding and we are certified with the FBI, FINRA, Florida Department of Law Enforcement and the Agency for Healthcare Information to submit electronic fingerprints directly. In addition, FINRA has contracted with Sterling to be its exclusive fingerprint provider. Under this agreement, we process and submit fingerprints to the FBI for all broker-dealer firms and funding portals.
Background Checks
Our background check solutions utilize proprietary automation technology that delivers more thorough, faster and accurate records. These solutions include:
•Criminal record checks. Within the U.S., there is no single source for criminal records; instead, records are stored at 3,500+ local and county courthouses as well as separate state and federal databases, making it time and cost prohibitive to search all jurisdictions. Sterling uses a four-step process to address the complexity of the U.S. court systems. First, we determine where to search to locate a candidate’s possible criminal records and under what potential names using some or all of (i) a social security number trace to determine the addresses where a candidate has lived and what aliases the candidate may have used, (ii) a search of a national criminal record database and (iii) an incarceration and bookings database. Second, we leverage our CourtDirect technology to search and review each primary source jurisdiction and review the records for completeness. Next, we utilize our AI SmartData technology to determine whether candidate data matches any court records, filter the records per compliance requirements and apply specific client instructed adjudication rules. Finally, we deliver the results in a consumer report. Collectively, these steps enable us to provide what we believe are among the quickest turnaround times—50% of U.S. criminal searches within the first five minutes, 65% of U.S. criminal searches within the first 15 minutes, over 70% of U.S. criminal searches within the first hour and 90% within the first day—and highest accuracy as well as automation for efficient and effective client experiences.

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
Drug and Health Screening
Our U.S. drug and health screening services offer comprehensive pre-and post-hire drug screening with access to an expansive collection network of approximately 20,000 test sites nationwide. We offer drug screening services designed to reduce turnaround times, increase efficiency and improve the overall candidate and client experiences. The convenience of end-to-end electronic processing, online scheduling and walk-in collection sites enable employees and candidates to access locations and times that work best for them. Our Medical Review Officer (“MRO”) partners are licensed physicians responsible for receiving and reviewing each laboratory result issued. In addition, we offer access to an array of occupational health screening and clinical services such as physicals, fit for duty exams, titers, vaccinations, and biometric services.
Our commitment to client-centric innovation throughout our service lines led to the development of our fast-growing Clinical Services Concierge service. For those clients that require additional support to clinical services, this service can help relieve the stress of managing a complex drug and health screening program. We offer personalized candidate instruction through a dedicated clinical concierge professional who can provide candidates step-by-step assistance to lead them through the process, creating a more seamless process and ensuring candidates are able to start on the date planned. We can also tailor our testing and services to meet our clients’ unique business and compliance requirements including instant point-of-care tests, onsite testing options and random testing selection.
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
Our Clients
We serve the background and identity verification services needs of more than 50,000 clients. Our client base is diversified in size of client and industry and includes over 50% of the Fortune 100 and over 50% of the Fortune 500. We have minimal client concentration with no client accounting for more than 3% of revenue, and our top 25 clients accounting for less than 25% of revenue. We serve the healthcare, gig, financial and business services, industrials, retail, contingent, technology, media and entertainment, transportation and logistics, hospitality, education and government industries. We employ an operating model organized by Vertical and Region that produces differentiated end-market insights and allows us to tailor solutions to meet the needs of each industry we serve.

Our client relationships are contractual in nature and typically have multiple year terms with no termination for convenience clauses. A majority of our U.S. enterprise client contracts are exclusive to Sterling or the client is required to use Sterling as their primary provider. Our success is driven by a competitive service offering of fast, reliable, and accurate screening information delivered on a cost-effective basis. Additionally, our offerings are tightly integrated with our clients’ ATSs and HCM systems, further cementing our services into our clients’ daily HR workflows. Taken together, these factors have yielded strong client relationships with an average tenure of nine years across our top 100 clients based on 2021 and 2022 total revenue.
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
Additionally, Sterling utilizes professional services and client success teams, which are also aligned by Vertical and Region, that are responsible for seamless client onboarding, client retention and upselling opportunities. Our Vertical and Region teams partner with centralized shared services groups that provide certain critical processes, including sales cycle management, training, analytics, requests for proposals, marketing operations, brand and digital marketing, pricing, integrations support and client implementations. This provides clients with a smooth experience from prospecting through implementation and support. As of December 31, 2022, we have over 100 sales representatives and over 450 client success professionals.
Clients count on Sterling for thought leadership in how they design and optimize their programs. Our client partnership model builds on our Vertical and Region team approach to help clients meet their specific objectives.
Our People
Our award-winning culture enables us to attract and retain diverse talent from a variety of industries and innovative companies. Our mission is to provide the foundation of trust and safety that our clients need to create great environments for their most essential resource—people. We believe everyone has the right to feel safe. As an organization, we strive to build a culture around four core values:
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
We are a virtual-first company with the majority of our global employees working remotely. We believe this approach allows us to attract talent wherever people choose to live and allows us to better support our employees as they strive to balance the needs of their work and personal lives. We believe strongly in investing in the development of our people throughout their time with us and in ensuring we have an inclusive environment that contributes to our high-performing teams globally.
•Talent Acquisition. As a virtual-first organization, we hire talented individuals who raise the bar at Sterling and align with our culture and values. We attract talent no matter where the talent resides rather than relying on local talent pools. We strive to have a diverse candidate slate and interview panel.

•Employee Engagement and Connections. We provide virtual activities for employees to connect, and we host regular town halls to ensure company goals, progress and values are shared throughout the organization. In 2022, we also launched “Sharing Our Stories” forums that offer an opportunity for employees to learn, gain insights and strengthen connections by engaging with Sterling leaders and colleagues on relevant topics.
•Talent Development and Learning. We have a strong focus on learning and development with access to thousands of online self-paced courses, instructor-led values training, and people leader trainings. We launched our mentorship program under the banner of IMPACT: Individualized Mentorship Program Aiming at Creating a Transformational workplace. IMPACT offers select employees the opportunity to be mentored by leaders at Sterling and participate in various virtual forums over the course of the six-month program.
•Health and Wellness. We offer comprehensive and competitive benefits globally including retirement plans, generous vacation time, unlimited sick days, leave programs, and allowances for meals and transportation in some countries. Our benefits and programs focus on both the physical and the mental health of employees. We have introduced Sterling WOW (Working on Wellbeing), a global initiative designed to provide opportunities to connect and access resources that support and strengthen mental, physical, financial and community wellbeing.
•Diversity and Inclusion (“D&I”). At Sterling, we are committed to diversity and inclusion by championing and accepting individual uniqueness and cultivating a safe culture of belonging so that everyone can perform at their best in support of our clients, candidates and communities we serve. Our multi-year D&I strategic focus is to enhance diversity throughout our global workforce; energize our inclusive workplace culture; and partner to strengthen outcomes in the global marketplace. We do this in many ways including through our global employee resource groups (“ERGs”), intentional D&I training and focused communication to encourage difficult conversations, while providing employees with the tools and knowledge required to be an ally and an advocate for our diverse workforce. We are proud that women represent more than half of our global employee workforce as well as half of our senior leadership team.

We believe that our culture creates an environment where people are engaged, proud of the work they do and want to remain, as evidenced by 83% of respondents in our fourth quarter 2022 employee pulse survey saying they would recommend Sterling to a friend or colleague.
As of December 31, 2022, we have over 6,000 active employees, including 4,500 in our offshore captive operations in India and the Philippines. We also engage temporary employees and consultants when needed to enhance our workforce. None of our employees are represented by a labor union, and we have never experienced any work stoppages. We consider the relationships we have with our employees to be excellent.
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
In the identity verification background screening and credential verification subsector, we compete with a few global full-suite and mid-tier background screening players. Sterling differentiates itself through our integration of identity verification into our proprietary platform as well as the breadth of identity verification technologies we offer and our partnerships with ID.me in the U.S. and with Yoti internationally.
In the identity verification, biometric capture and record channeling subsector we compete with a few fingerprint network providers. We win in this space based on our technology, security, captive nationwide network of fingerprint collection sites and being FINRA’s exclusive fingerprint services provider.
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

Seasonality
Demand for our products and services and our revenue is affected seasonally by macroeconomic hiring trends. Typically, revenue acceleration begins in the first quarter, with steady growth across the quarters as hiring accelerates. The fourth quarter, ending December 31, is typically our lowest revenue quarter due to a general market trend of lower hiring during the latter half of December due to the holidays. Also, certain clients across various industries historically have ramped up their hiring throughout the first half of the year as winter concludes, commercial activity tied to outdoor activities increases, and the school year ends, giving rise to student and graduate hiring.

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
Information about our Executive Officers
The following table presents Sterling’s current executive officers as of February 28, 2023:

Name	Age	Position

Joshua Peirez	52	Chief Executive Officer and Director
Peter Walker	50	Executive Vice President and Chief Financial Officer
Lou Paglia	48	President and Chief Operating Officer
Steven Barnett	58	Executive Vice President, Secretary and Chief Legal & Risk Officer
Robyn Price Stonehill	51	Executive Vice President, Chief People Officer
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
Peter Walker
Mr. Walker joined Sterling as Executive Vice President and CFO in July 2019. He has spent 15 years as an executive, with over 10 years of experience as a CFO. He has global expertise in finance, strategy, mergers and acquisitions and risk management with sector experience in technology, business services, financial services, insurance and consumer retail.
Prior to joining Sterling, Mr. Walker spent two years with Jackson Hewitt as Chief Financial Officer leading the company’s sale to a new financial sponsor and refinancing the company’s debt. Prior to joining Jackson Hewitt, Mr. Walker spent over 15 years at Assurant in senior finance strategy and risk management roles, most recently in the role of Chief Strategy Officer for the global enterprise. Mr. Walker began his professional career in consulting with Ernst & Young. As a champion for diversity, equity and inclusion, Mr. Walker leads Sterling’s global employee resource group for LGBTQIA+ employees and their allies.

Mr. Walker earned a Bachelor of Science in Accounting from Miami University of Ohio, a Masters of Business Administration from New York University’s Stern School of Business and is a Certified Public Accountant.
Lou Paglia
Mr. Paglia joined Sterling as a consultant to serve as interim Chief Product Officer in October 2015. In January 2016, Mr. Paglia was hired as a full-time employee and named Executive Vice President, Ventures. Mr. Paglia was promoted to Chief Innovation Officer in April 2018, named President in December 2018 and named Chief Operating Officer in March 2021. Mr. Paglia has commercial leadership for Sterling’s operations in the U.S., Canada, and Latin America, responsible for driving revenue growth, delivering unrivaled client service, and ensuring Sterling’s tech enabled business services meet the evolving needs of the market. Mr. Paglia also leads global operations for Sterling.
Prior to joining Sterling, Mr. Paglia held executive roles in product, operations and general management at various companies including MTV Networks (a division of Viacom), Infogroup, Factiva (a joint venture between Dow Jones and Reuters), as well numerous early-stage companies.
Mr. Paglia received a Bachelor of Business Administration degree in Computer Information Systems from James Madison University and a Masters of Business Administration degree from MIT’s Sloan School of Management.

Steven Barnett

Mr. Barnett joined Sterling in January 2016 as Executive Vice President, General Counsel and Secretary, and was named Chief Legal & Risk Officer in March 2020. Mr. Barnett brings experience in legal, compliance, regulatory and government affairs, having served as general counsel and outside counsel, for both public and private companies. Mr. Barnett is responsible for all legal, compliance, regulatory and privacy matters, as well as Enterprise Risk Management, Enterprise Quality and Insurance.

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

Item 1A. Risk Factors.
Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. If any of the following risks occur, our business’s financial condition, cash flows, liquidity and results of operations may be negatively impacted, and we may not be able to achieve our quarterly, annual or long-range plans. Additional risks and uncertainties not known to us or not described below may also negatively impact our business and results of operations. You should carefully consider the following risks before you decide to purchase our common stock. If any of the following risks actually occur, our business, results of operations, and financial condition could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.
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
•We collect, host, store, transfer, disclose, use, secure, retain and dispose of personal information. Security breaches may result in the disclosure of personal information (as well as confidential information) and improper use of such information may negatively affect our business and harm our reputation.
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
•A failure, disruption, including any disruption tied to the transition to any new technologies, or change to the cost of the technologies that we utilize could have a materially adverse effect on our business and results of operations.
•Systems failures, interruptions or delays in service, including due to natural disasters or other catastrophic events, could delay and disrupt our services, which could materially harm our business and reputation.

•Our business, financial condition and results of operations could be materially adversely affected by unfavorable conditions in the general economy.
•Our business, financial condition and results of operations are subject to the effects of a rising rate of inflation.
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
•The economic, health and business disruption that can be caused by a widespread public health concern or crisis, such as the COVID-19 pandemic, could adversely affect our business, financial condition and results of operations.
•If we experience a material weakness in internal control over financial reporting in the future or otherwise fail in the future to maintain an effective system of internal control over financial reporting or effective disclosure controls and procedures, we may not be able to accurately or timely report our financial condition or results of operations, which may materially adversely affect investor confidence in us and, as a result, the price of our common stock.
•Our Sponsor controls us and its interests may conflict with ours or yours in the future.
•To service our indebtedness, we require a significant amount of cash, which depends on many factors beyond our control.
•We are a “controlled company” within the meaning of the corporate governance standards of Nasdaq and, as a result, qualify for exemptions from certain corporate governance requirements.

•Sales, or the potential for sales, of a substantial number of shares of our common stock in the public market could cause our stock price to drop significantly.
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
Because we are a consumer reporting agency relating to many of our services and we deal primarily in searching and reporting public and non-public consumer information and records, including criminal records, employment and education history, credit history, driving records and drug screening results, we are subject to extensive, evolving and often complex governmental laws and regulations, such as the FCRA, the Drivers’ Privacy Protection Act (“DPPA”), state consumer reporting agency laws as well as state licensing and registration requirements, including as a consumer reporting agency and a private investigator, and various other foreign, federal, state and local laws and regulations, including the Investigative Consumer Reporting Agency Act and case law relating to the FCRA and such other law and regulations. The restrictions and process requirements largely relate to what may be reported about an individual, when, to whom, and for what purposes, and how the subjects of consumer reports are to be treated. Compliance with these laws and regulations requires significant expense and resources, which could increase significantly as these laws and regulations evolve. Additionally, our identity verification services could also be adversely impacted if we fail to comply with the rules and regulations of the FBI. Our failure to comply with FBI regulations could result in loss of our status as an FBI channeler, which could have a material adverse effect on our business, financial condition, results of operations or growth strategy.

Further, as discussed below under “Risks Related to Intellectual Property, Information Technology and Data Privacy—Failure to comply with privacy, data protection and cybersecurity laws and regulations could have a materially adverse effect on our reputation, results of operations or financial condition, or have other material adverse consequences,” we are subject to laws that restrict access to, use and disclosure of certain types of personal information and regulate the protection, storage and disposal of such information. We are subject to such laws and regulations in many jurisdictions. Identifying, interpreting and complying with foreign laws and regulations is particularly difficult due to the broad range of such foreign laws and regulations, as well as uncertainties with respect to the applicability and interpretation of such laws and regulations. Failure to comply with these domestic and foreign laws and regulations, to the extent applicable, may harm our reputation and result in the imposition of civil and criminal penalties and fines, private litigation, restrictions on our operations, and breach of contract or indemnification claims by our clients and vendors including data suppliers, which may not be covered by insurance. Further, laws and regulations governing investment migration programs are subject to regulatory interpretation. Should it be determined that these programs violate any laws or regulations, our Sterling Diligence business, specifically with respect to our Citizenship-by-Investment diligence solutions, could be adversely impacted, which could have a material adverse effect on our business, financial condition and results of operations.
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
Changes to law, regulation, or administrative enforcement and interpretations or other limitations and prohibitions could materially adversely affect our offerings, revenue, or profitability. For example, numerous states and municipalities have implemented “ban the box” and “fair chance” hiring laws that limit or prohibit employers from inquiring or using a candidate’s criminal history to make employment decisions. Many states and municipalities have in recent years amended their “ban the box” and “fair chance” laws to increase the restrictions on the use of such information. In addition to the laws that impact what types of criminal information can be used at different stages of the hiring process, redaction of personal identifying information in criminal records (such as date of birth), and court rules and lawsuits that limit and or restrict access to identifiers in criminal records, may negatively impact our ability to perform complete criminal background checks. Some county courts, such as Los Angeles County, California, have enacted rules to limit access to personal identifiers in criminal records, causing delays and barriers to perform complete criminal background checks. If the U.S. federal government, a foreign government or additional states or municipalities were to pass regulations precluding or limiting the use of pre-employment screening in hiring decisions, or precluding or limiting the ability to leverage certain personal identifying information in criminal records, our ability to conduct our current business in the applicable jurisdiction could be materially reduced or eliminated.
Our international operations subject us to a broad range of laws and regulations that may be difficult to manage and could expose us to numerous risks that, individually or together, could materially and adversely affect our business.
In 2022, we performed screening services in over 240 countries and territories worldwide. We expect to continue to provide screening services in a large number of countries and territories worldwide and we intend to expand our international operations. Privacy and other laws and regulations governing our operations in these jurisdictions may not be fully developed, may vary significantly, are subject to change from time to time, and may sometimes conflict or be subject to multiple interpretations. Identifying, interpreting and complying with these laws and regulations is difficult, and we cannot be certain we have done so or will correctly do so. As a result, we rely on outside counsel or business personnel in interpreting or applying local laws and regulations, which generally is limited, or on our clients’ or local vendors’ knowledge of such laws and regulations. In addition, a significant portion of our operations, including screening fulfillment, are conducted through subsidiaries in Mumbai, India and Manila, the Philippines.
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
Operating and expanding our business internationally, such as through our recent acquisition of Socrates in Latin America, could require us to incur additional compliance costs, which may be significant, or could subject us to substantial liability, including civil and criminal penalties and fines, restrictions on our operations, and breach of contract or indemnification claims by our clients and data suppliers, for failure to adequately comply in any or all of these jurisdictions. Any such cost or liability could have a material adverse effect on our business, financial condition and results of operations.
Failure to comply with economic sanctions, anti-corruption and anti-money laundering laws and similar laws associated primarily with our activities outside of the U.S. could subject us to penalties and other material adverse consequences.
We are subject to various trade restrictions, including economic sanctions and export controls, imposed by governments around the world with jurisdiction over our operations. Such trade controls prohibit or restrict transactions involving certain persons and certain designated countries or territories, including Cuba, Iran, Syria, North Korea, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk

People’s Republic. We maintain policies and procedures designed to ensure compliance with applicable sanctions and export controls, including those imposed by OFAC, the U.S. Department of Commerce’s Bureau of Industry and Security, His Majesty’s Treasury and the EU or EU member states. As part of our business, we engage in limited interactions involving certain countries that are targets of economic sanctions, including obtaining or verifying information that is located in such countries. We believe that such interactions are conducted in compliance with applicable trade controls in accordance with relevant legal exemptions and authorizations. However, our employees, contractors, and agents, and companies to which we outsource certain of our business operations, may take actions in violation of laws and regulations and our policies for which we may be ultimately responsible and our policies and procedures may not be adequate in protecting us from liability. Any such violation could have a material adverse effect on our reputation, client relationships, business, results of operations and prospects.
We operate a global business and may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We are subject to anti-bribery, anti-corruption and anti-money laundering laws in the countries in which we operate, including the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and the U.K. Bribery Act. These laws generally prohibit companies and their employees and third-party intermediaries from corruptly promising, authorizing, offering, or providing, directly or indirectly, improper payments of anything of value to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any improper advantage. Many anti-corruption laws also prohibit commercial bribery (i.e., bribery involving private parties) and soliciting and receiving bribes. In addition, U.S. public companies are required to maintain books and records that accurately and fairly represent their transactions and to have an adequate system of internal accounting controls. In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, agents or other partners or representatives fail to comply with these laws, and governmental authorities in the U.S. and elsewhere could seek to impose substantial civil or criminal fines and penalties which could have a material adverse effect on our business, reputation, results of operations and financial condition.
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
Risks Related to Intellectual Property, Security and Data Privacy
We collect, host, store, transfer, disclose, use, secure, retain and dispose of personal information. Security breaches may result in the disclosure of personal (and other confidential) information and improper use of information may negatively affect our business and harm our reputation.
Our products and services involve the collection and transmission of confidential and sensitive information of our clients and their existing and potential employees, including personal information such as: social security numbers and their foreign equivalents, driver’s license numbers, dates of birth, addresses, identity verification information (such as government issued identification or passport numbers) and other sensitive personal and business information, which subjects us to potential liability from clients, consumers and other data subjects, third parties and government authorities relating to claims of legal or regulatory non-compliance, defamation, invasion of privacy, false light, negligence, intellectual property infringement, misappropriation or other violation and/or other related causes of action. A security breach in our facilities, platforms, computer networks, systems or databases (or those of our third-party service providers) or employee error or misconduct could expose us to a risk of loss of, or unauthorized access to and misappropriation or compromise of, this personal and business information, which could result in adverse publicity and harm our business and reputation and result in a loss of clients, system interruptions or the imposition of fines or other penalties by governmental agencies and claims by our clients and their candidates and employees. Further, the global security environment grows increasingly challenging as attacks on information technology systems continue to grow in frequency, complexity and sophistication and our systems may be targeted and vulnerable to physical break-ins, denial-of-service attacks, computer viruses, ransomware, loss or destruction of data, other malicious code, or unauthorized access or attacks by hackers (including, for example, state-sponsored attacks arising out of the conflict between Russia and Ukraine), employee error or malfeasance and similar intrusions. Outside parties may also attempt to fraudulently induce employees to take actions, including the release of proprietary business or personal information or to make fraudulent payments through illegal electronic spamming, phishing, spear phishing or other tactics. Certain of these malicious parties may be state-sponsored and supported by significant financial and technological resources. Although this is a global problem, it may affect us more than other businesses because malevolent parties may focus on the amount and type of personal and business information that we collect, host, store, transfer, process, disclose, use, secure, retain and dispose of. If unauthorized parties gain access to our products or services or our platforms, computer networks, systems or databases, or if authorized parties utilize our products or services for non-permissible purposes, they may be able to steal, publish, delete or modify the confidential and third-party personal information in our control, or impact our ability to access data or operate our systems. There is an increased risk that we may experience cybersecurity-related incidents as a result of the continued use of remote working and hybrid work-from-home arrangements by our employees, third-party service providers and other third parties working remotely, as such remote working may create additional opportunities for the exploitation of vulnerabilities. Any inability to protect the security, integrity, availability and privacy of our data and electronic transactions, or any misuse of our information services by our clients, employees, vendors or hackers, could cause significant harm to our business and reputation and result in significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently, are increasingly complex and sophisticated and may be difficult to detect for long periods of time and generally are not discovered until after they have been launched against or infiltrated a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures.
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
The collection, storage, hosting, transfer, processing, disclosure, use, security and retention and destruction of personal information required to provide our products and services is subject to federal, state, municipal and foreign privacy, data and consumer protection and cybersecurity laws. These laws, which are not uniform, generally do one or more of the following: regulate the collection, storage, hosting, transfer (including in some cases, the transfer outside the country of collection), processing, disclosure, use, security and retention and destruction of personal information; require notice to individuals of privacy practices; and give individuals certain rights with respect to their personal information. A growing trend of laws and regulations in this area is to provide for mandatory notification to affected individuals, clients, data protection authorities and/or other regulators in the event of a data breach, and further expansion of requirements is possible. Further, if our practices or products are perceived to constitute an invasion of privacy, we may be subject to increased scrutiny and public criticism, litigation, and reputational harm, which could disrupt our business and expose us to liability. In many cases, these laws apply not only to third-party transactions, but also to transfers of information among us and our subsidiaries. The GDPR, the U.K. data protection regime consisting primarily of the U.K. General Data Protection Regulation, effective as of January 1, 2021, and the U.K. Data Protection Act 2018 (together, the “U.K. GDPR”), the Health Insurance Portability and Accountability Act (“HIPAA”) in the U.S., and the California Consumer Privacy Rights Act (“CPRA”) are among some of the more comprehensive of these laws.
The scope and interpretation of data privacy and cybersecurity regulations continues to evolve, and we believe that the adoption of increasingly restrictive regulations in this area is likely in the near future internationally and within the U.S. at both state and federal levels. For example, the recently effective CPRA, which expands upon the California Consumer Privacy Act requires covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new privacy rights including the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CPRA exempts much of the data that is covered by FCRA and DPPA and, therefore, much of our data is not subject to the CPRA. However, information we hold about individual residents of California that is not subject to FCRA and DPPA would be subject to the CPRA. The CPRA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. Further, other states, such as Virginia, Colorado, Utah and Connecticut, have instituted privacy and data security laws, rules and regulations, and many similar laws have been proposed at the federal and state level. These laws, rules and regulations may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, and the results of our operations or prospects. There are also laws and regulations governing the collection and use of biometric information, such as fingerprints and face prints. For example, the Illinois Biometric Information Privacy Act (“BIPA”) applies to the collection and use of “biometric identifiers” and “biometric information” which include finger and face prints. A business required to comply with BIPA is not permitted to sell, lease, trade or otherwise profit from biometric identifiers or biometric information it collects, and is also under obligations to have and disclose to the public a written policy with respect to the retention and destruction of all biometric identifiers and biometric information; ensure that it informs the subject of the collection and the purpose of the collection and obtains consent for such collection; and obtain consent for any disclosure of biometric identifiers or biometric information. Individuals are afforded a private right of action under BIPA and may recover statutory damages equal to the greater of $1,000 (or $5,000 for reckless violations) or actual damages and reasonable attorneys’ fees and costs. The statute is broad and still being interpreted by the courts through continued litigation. Additionally, a number of other laws concerning the collection, retention and use of biometric information have been proposed or passed. Such laws and proposals, if passed, could increase our potential liability, increase our compliance costs, cause us to change our business practices and materially adversely affect our business.
In Europe and the U.K., the GDPR and the U.K. GDPR impose stringent operational requirements for entities processing personal data including requirements to provide detailed disclosures about how personal data is processed, demonstrate an appropriate legal basis and grant significant rights for data subjects. The GDPR, national implementing legislation in European Economic Area (“EEA”) member states, and the U.K. GDPR impose a strict data protection compliance regime including: providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting rights for data subjects in regard to their personal data (including the right to access, to be “forgotten” and the right to data portability), imposing an obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; maintaining a record of data processing; and complying with the principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audits. In addition, both regimes impose significant penalties for non-compliance. In particular, under the GDPR/U.K. GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR/U.K. GDPR requirements. Such penalties are in addition to any civil litigation claims by data subjects (which may result in significant compensation or damages liabilities), potential regulatory investigations, reputational damage, consent orders, orders to cease/change the way we process or transfer personal data, enforcement notices, compulsory audits, resolution agreements, requirements to take particular actions with respect to training, policies or other activities.
While the GDPR applies uniformly across the EU, each EU member state is permitted to issue nation-specific data protection legislation, which has created inconsistencies on a country-by-country basis. Moreover, Brexit (as defined below), and the potential future evolution of U.K. data protection laws it has made possible, has created further uncertainty and could result in the application of new data privacy and protection laws and standards to our operations in the U.K., our handling of personal data of users located in the U.K., and transfers of personal data between the EU and the U.K. Today, U.K. GDPR largely mirrors the GDPR. Reflecting this, on June 28, 2021, the European Commission adopted an adequacy decision which provides for the free transfer of personal data from the EU to the U.K. In its decision, the European Commission included a sunset clause, which provides that it will automatically expire on June 27, 2025 subject to renewal only if the U.K. continues to ensure an adequate level of data protection. In announcing the decision, it was further noted that there will be close monitoring of the U.K. system as it evolves and that the European Commission may intervene at any time if the level of data protection in the U.K. deviates from the level of protection in place at the time of the decision. If the U.K. does not retain its positive adequacy decision from the EU, we may be required to implement new processes and put new agreements in place, such as standard contractual clauses, to govern any transfers of personal data from the EU to the U.K. In addition, as noted above, Brexit and the subsequent implementation of the U.K. GDPR exposes us to two parallel data protection regimes, each of which potentially authorizes similar significant fines and other potentially divergent enforcement actions for certain violations. On July 16, 2020, the European Court of Justice (“CJEU”), among other things, called into question the use of Standard Contractual Clauses (“SCCs”), as a lawful mechanism for cross-border transfers of personal data, noting adequate safeguards must be met for SCCs to be valid.

The European Commission updated the SCCs on June 4, 2021, and additional regulatory guidance has been released that seeks to impose additional obligations on companies seeking to rely on the SCCs for such transfers. Parties transferring personal data from the EEA to third countries with “inadequate data protection” such as the U.S. had until December 27, 2022 to update any existing agreements, or any new agreements executed before September 27, 2021, that rely on SCCs. On March 21, 2022, the U.K.’s own form of agreement and addendum to the E.U. SCCs (the “U.K. SCCs”), which can be used for transfers for data from the U.K. to third countries, came into force. Parties had until September 21, 2022 to implement the U.K. SCCs for new agreements, and have until March 21, 2024 to update all existing agreements.

Since the CJEU’s decision in 2020, certain European supervisory authorities have indicated that they are looking at cross-border transfers more closely, and certain Data Protection Authorities decided in 2022 that the transfer of data to the U.S. using certain analytics tools is illegal. While these decisions related specifically to analytics tools in question, the considerations underlying them may be farther reaching, applying potentially to any transfer of EEA personal data to the U.S. Additional legal challenges in the E.U. to the mechanisms allowing companies to transfer personal data from the EEA to certain other jurisdictions, including the U.S., are ongoing, and may result in further limitations on the ability to transfer data across borders.

Although we have taken steps to implement the new EU and U.K. SCCs and ensure adequate safeguards to transfer personal data from the EU and U.K. to the U.S., as supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs and U.K. SCCs cannot be used, and continue taking enforcement action, we could suffer additional costs, complaints, regulatory investigations or fines and/or personal data transfer suspensions.

If we are unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services and could adversely affect our financial results. Until the legal uncertainties regarding how to legally continue transfers pursuant to the SCCs/U.K. SCCs and other mechanisms are settled, we will continue to face uncertainty as to whether our efforts to comply with our obligations under the GDPR/U.K. GDPR will be sufficient.

In addition to rules restricting or conditioning cross-border data transfers, certain countries have put in place mandatory data residency requirements, meaning that storage of residents’ data must remain within the country. For example, Canada has certain sector-specific data residency requirements with which we comply. The Russian Federation currently mandates domestic data residency, which does not currently impact us as we do not do business in Russia and are not subject to Russian law. If a country where we operate or do business but do not have local data storage capabilities were to put in place such a restriction, it would result in additional information technology costs to support local infrastructure and cloud platforms or a loss of revenue from that country if local data residency cannot be accommodated. Such data residency requirements have been proposed, but not yet enacted, in India, among other jurisdictions.

Outside of Europe, the People’s Republic of China enacted a new Personal Information Protection Law, effective November 1, 2021 (“PIPL”) that imposes various restrictions and conditions on the collection, use, disclosure, security, retention, cross-border transfer and other processing of personal information. PIPL represents an entirely new privacy regulatory regime in China and introduces new uncertainties, increased obligations and potential exposure to fines and penalties (including fines of up to 5% of annual global revenue) for the operation of our business in China. The future enactment of more restrictive laws, rules or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our businesses and noncompliance could result in significant regulatory penalties and legal liability and damage our reputation. Due to the substantial number of state, local and international jurisdictions in which we operate, there also is a risk that we may be unable to adequately monitor actual or proposed changes in, or the interpretation of, the laws or governmental regulations of such jurisdictions. Although we make reasonable efforts to comply with all applicable data protection laws and regulations, our interpretations and such measures may have been or may prove to be insufficient or incorrect, and any delay in our compliance with changes in such laws or regulations could result in potential fines, penalties, or other sanctions for non-compliance. In addition, data security events and concerns about privacy abuses by other companies are changing consumer and social expectations for enhanced privacy and data protection.

Any failure or perceived failure by us or any other third parties with whom we do business to comply with these laws, rules, regulations, and standards, including the enhanced obligations imposed by the GDPR/U.K. GDPR, HIPAA, CPRA and BIPA, or with other obligations (including contractual obligations) to which we or they may be or may become subject, may result in significant costs to our business and require us to modify our data processing practices and policies, cease offering certain products and services, incur substantial costs and potential liability in an effort to comply with such laws and regulation, or lead to actions against us or them by governmental entities, private claims and litigations, fines, penalties, or other liabilities or result in orders or consent decrees forcing us or them to modify our or their business practices. Additionally, changes in these laws and requirements, including limitations on information permitted to be used in employment-related screenings, could limit our clients’ uses of personal information and could result in reduced demand for our products and services or cause us to incur additional compliance costs and expose us to increased noncompliance risk.

We and/or our clients also may be subject to a number of passed and proposed laws and regulations related to the use of artificial intelligence and machine learning (“AI”), which control for, among other things, data bias and anti-discrimination. For example, in the U.S., the Federal Trade Commission (“FTC”) enforces consumer protection laws such as Section 5 of the FTC Act, which prohibits unfair and deceptive practices, including use of biased algorithms in AI. In October 2021, the U.S. Equal Employment Commission (“EEOC”) announced the launch of a new initiative to monitor the use of AI and other algorithmic decision-making technology in the hiring and employment context and to ensure that such use does not violate federal civil rights and employment laws and has identified possible discrimination in the use of automated systems, including use of AI in hiring decisions, as a focus of its 2023 Strategic Enforcement Plan. The EEOC stated that the initiative will focus on applicants, current employees, employers and technology vendors to make sure the use of AI and other technologies do not create new discriminatory barriers to jobs. The European Commission also recently released its draft proposal for a regulation (i.e., the E.U. AI Act) implementing harmonized rules on AI and amending certain union legislative acts. The proposed regulation would impose additional restrictions and obligations on providers and users of AI systems, including increasing transparency so consumers know they are interacting with an AI system, requiring human oversight in AI, and prohibiting certain practices of AI that could lead to physical or psychological harm. The EU Act is expected to be adopted by Parliament in 2023, taking effect in 2024 or 2025. Given the increased focus by these and other regulators on the use of AI, other countries are considering additional laws, regulations, and standards related to AI, which may be introduced in the future. Regulation in this area could impact how our clients use our products and services to interact with consumers and how we provide our services to our clients. AI tools can also present unique technological, ethical and legal challenges, such as the possibility of insufficient data sets, or data sets that contain biased information, which can negatively impact the decisions, predictions or analyses that AI applications produce. Deficiencies such as these, whether real or perceived, could cause us reputational harm and subject us to legal liability, including claims of product liability, breach of warranty, or negligence. Potential government regulation related to AI use and ethics may also increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our offerings. The rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact.

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
We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary methods and technologies are effectively maintained as trade secrets, and we have taken necessary security measures to protect this information. These measures alone, however, may not provide adequate protection for our trade secrets, know-how or other confidential information. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position could be harmed. Additionally, enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-

consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. It is also possible that our trade secrets will become known by some other mechanism or independently developed by our competitors, and we would have no right to prevent them from using that technology or information to compete with us.
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
To the extent that our applications depend upon the successful integration and operation of third-party software in conjunction with our software, any current or future undetected errors, failures, bugs or defects in our applications or this third-party software, especially when updates or new products or software are released, as well as cybersecurity threats or attacks related to such software, could prevent the deployment or impair the functionality of our applications, delay new application introductions, result in a failure of our applications, result in increased costs, including claims from clients, and injure our reputation. Our applications and third-party software are used in information technology (“IT”) environments with different operating systems, system management software, devices, databases, servers, storage, middleware, custom, and third-party applications and equipment and networking configurations, which may cause errors, failures, bugs, or defects in the IT environment into which such software and technology are deployed. This diversity increases the likelihood of errors, failures, bugs, or defects in those IT environments. Any real or perceived errors, failures, bugs or defects in our products could result in negative publicity, loss of or delay in market acceptance of our products and harm to our brand, weakening of our competitive position, claims by clients for losses sustained by them or failure to meet the stated service level commitments in our client agreements as well as impair our ability to attract new clients or retain existing clients. Furthermore, software may not continue to be available to us on commercially reasonable terms. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. Integration of new software into our applications may require significant work and require substantial investment of our time and resources.
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
A failure, disruption, including any disruption tied to the transition to any new technologies, or change to the cost of the technologies that we utilize could have a materially adverse effect on our business and results of operations.
Our technology infrastructure is critical to the performance of our front-end client interface as well as our fulfillment and operating systems. Substantially all of our technology platform and company systems run on a complex distributed system, commonly referred to as cloud computing. The technology landscape is constantly evolving, and in order to remain competitive, we must adapt and migrate to new technologies, applications and processes. There can be no assurance that our transition to new technologies and infrastructure, such as our recent migration to new cloud computing systems, will be without operational interruptions or other disruptions. Such transitions can be complex and involve substantial expenditures as well as risks inherent to the conversion to any new system, including potential loss of information or disruption to operations.
We own, operate and maintain elements of our technology infrastructure, but significant elements are operated by third parties that we do not control and which would require significant time and expense to replace. We rely on these third parties to host our applications and to provide continuous power, cooling, internet connectivity and physical and technological security for our servers, and our operations depend in part on their ability to protect their systems and facilities against any damage or interruption from natural disasters, such as earthquakes and hurricanes, power or telecommunication failures, human error, usage spikes, fires, floods and other catastrophic events, terrorist attacks, malicious attacks, vandalism, sabotage and similar events. The occurrence of such an event or other damage to, failure of, or unanticipated problem at a facility, or a decision to close a facility without adequate notice, could result in lengthy interruptions to our cloud-based technology platform. The third parties that we rely on to host our technology infrastructure may not have redundancy for all of their systems, and even with current and planned disaster recovery arrangements, any failure or interruption in the services provided by these third parties could disrupt our business, including by preventing clients from accessing our products and services, and we could suffer financial loss, liability to clients, loss of clients, regulatory intervention or damage to our reputation, any of which could have a material adverse effect on our business, financial condition and results of operations. Further, we cannot guarantee that our current or future third-party cloud providers will keep up with our increasing capacity needs or client demand. In addition, our users depend on internet service providers, online service providers, and other website operators for access to our systems. These providers could experience outages, delays, and other difficulties due to system failures unrelated to our technology infrastructure, events which are beyond our control, or mitigation. Also, in the event of such a failure or interruption, insurance may not be adequate to cover us for all risks to which we are exposed or may not be available to cover any losses that we may incur.
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
Our business depends on the efficient and uninterrupted operation of our systems, networks and infrastructure. We cannot assure you that we, or our third-party service providers, will not experience systems failures or business interruptions. Our systems, networks, infrastructure and other operations are vulnerable to impact or interruption from a wide variety of causes, including: power, internet or telecommunications failures; hardware failures or software errors; human error, acts of vandalism or sabotage; catastrophic events, such as natural disasters, extreme weather events, climate change or acts of war or terrorism; malicious cyber-attacks or cyber incidents, such as unauthorized access, ransomware, denial-of-service, loss or destruction of data, computer viruses or other malicious code; and the loss or failure of systems over which we have no control, such as loss of support services from critical third-party service providers. In addition, we may also face significant increases in our use of power and data storage and may experience a shortage of capacity or increased costs associated with such usage.
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
We internally support and maintain many of our systems and networks, including those underlying our products and services; however, we may not have sufficient personnel to properly respond to all system, network or infrastructure problems. Our failure to monitor or maintain our systems, networks and infrastructure, including those maintained or supported by our third-party service providers, or to find a replacement for defective or obsolete components within our systems, networks and infrastructure in a timely and cost-effective manner when necessary, could have a material adverse effect on our business, financial condition and results of operations. While we generally have disaster recovery and business continuity plans for much of our business, including redundant systems, networks, computer software and hardware and data centers to mitigate interruption to our normal course of business, our systems, networks and infrastructure may not always be fully redundant and our disaster recovery and business continuity plans may not always be sufficient, effective or implemented properly. Similarly, although some contracts with our third-party service providers require adequate disaster recovery or business continuity capabilities, we cannot be certain that these will be adequate or implemented properly. Our disaster recovery and business continuity plans are heavily reliant on the availability of the internet and mobile phone technology, so any disruption of those systems would likely affect our ability to recover promptly from a crisis situation. If we are unable to execute our disaster recovery and business continuity plans, or if our plans prove insufficient for a particular situation or take longer than expected to implement in a crisis situation, it could have a material adverse effect on our business, financial condition and results of operations, and our business interruption insurance may not adequately compensate us for losses that may occur.
Our business, financial condition and results of operations could be materially adversely affected by unfavorable conditions in the general economy.
The substantial majority of our revenues are derived from pre-employment screening services. Unfavorable conditions in the general economy could result in reduced demand for our products and services, as our revenues are dependent upon general economic and hiring conditions and upon conditions in the industries we serve. To the extent that the economy in general or labor market conditions in particular deteriorate, our existing and potential clients may slow or defer hiring, and may be reluctant to increase expenditures on employee screening. In addition, individuals may choose to change employment less frequently during an economic downturn. This could interfere with our growth strategy of increasing the number of background screens performed by, and average revenue per order of, our client base, and could have a material adverse effect on our business, financial condition and results of operations.
The COVID-19 pandemic has disrupted the U.S. and global economies and put an unprecedented strain on businesses around the world, including effects on inflation, monetary policy and fiscal policy, and may continue to cause uncertainty in the U.S. and global economy. This uncertainty could create unfavorable market conditions which may cause concerns of or lead to an economic slowdown or recession. It is not possible for us to estimate the duration or magnitude of the impact of the COVID-19 pandemic and its effects on our business, financial condition or results of operations at this time. Any future economic downturn may have a material adverse effect on our business, financial condition and results of operations.
Our business, financial condition and results of operations are subject to the effects of a rising rate of inflation.

The U.S. has recently experienced historically high levels of inflation. If inflation continues or worsens, it could negatively impact us by increasing our operating expenses. Inflation may lead to cost increases in multiple areas across our business, including the cost of labor. Further, inflation may also cause our clients to reduce their use of our products and services. To the extent that we are unable to pass on these costs through increased prices, revised budget estimates, or offset them otherwise, or if we experience lower demand from our customers due to inflation, the rising rate of inflation may adversely affect our business, financial condition and results of operations.

We are subject to significant competition, and if we fail to compete successfully, our sales could decline and our business, financial condition and results of operations could be materially adversely affected.
The market for global background screening and identity verification services is highly fragmented and competitive. We compete for business based on numerous factors, including service speed, accuracy and results, ease-of-use, breadth of offering, fulfillment reliability, reputation, client service, platform quality, and price. We compete with a diverse group of screening companies, including global full-suite players characterized by their global scale and enterprise offerings; mid-tier players that tend to focus on a particular geographic region, industry or product line; and small independent background screening players that typically serve small- to medium-sized businesses. New entrants to the market have in the past emerged, both as start-ups as well as participants in adjacent sectors such as applicant tracking systems and payroll processing companies that seek to integrate background screening into their onboarding products and solutions, and may emerge in the future, which would further increase competition. Additionally, our clients may also decide to insource work that has been traditionally outsourced to us. Some of our competitors are larger than us, have more resources than we do, have more expertise in certain industries than we do, are better financed than we are, or provide more specialized or diversified services than we do. Due in part to their size and resources, certain competitors may be in a better position to reallocate resources and anticipate and respond to existing and changing client preferences and requirements, emerging technologies and market trends. Also, our status as a public company gives our competitors access to information about us and our business, while we may not have access to similar information about them. Our competitors have imitated or attempted to imitate, and will likely continue to imitate or attempt to imitate, our services and branding, which could harm our business and results of operations. We cannot guarantee that others will not independently develop technology and products with the same or similar function to any proprietary technology we rely on to conduct our business and differentiate ourselves from our competitors. Further, the intellectual property used in our business generally is not patented, and we therefore rely primarily on other forms of protection, including trade and service marks, trade secrets, trade dress and the strength of our brand. It is also possible that new competitors or alliances or consolidation among competitors may emerge and significantly increase competition. In addition, we face difficulties in competing for clients who already have long-standing relationships with other screening service providers, especially if the products and services provided by such competitors are already integrated into the client’s technology platform or hiring processes, which often creates a barrier to switching providers and increases switching costs for the potential client. Continuing strong competition could result in pricing pressure, increased sales and marketing expenses, loss of clients, and greater investments in research and development. If we fail to successfully compete, our business, financial condition and results of operations could be materially and adversely affected.
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
We may also face increased competition in the identity verification market, including both our online Identity-as-a-Service suite and our fingerprinting services. Our competitors may develop identity verification services that compete with ours, including biometrics technology that directly competes with or is superior to our own. Additionally, if we are unable to develop new hardware and software or enhance our existing technology in a timely manner in response to technological changes, we will be unable to compete in our chosen markets. Any of these factors as well as any security breaches that affect our identity verification services may make it difficult for us to retain existing clients or attract new clients and may cause our business, financial condition and results of operations to be harmed.
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
We operate in an industry that is subject to rapid technological advances and changing client needs and preferences. In order to remain competitive and responsive to client demands, we continually upgrade, enhance, and expand our technology, products and services. Our competitors may introduce new products and services that might offer better combinations of price and performance or better address our clients’ needs as compared to our current or future products and services. If we fail to respond successfully to technology challenges and client needs and preferences, our ability to service clients may be affected and the demand for our products and services may diminish. In addition, investment in product development often involves a long return on investment cycle. We have made and expect to continue to make significant investments in product development. We must continue to dedicate a significant amount of resources to our development efforts before knowing to what extent our investments will result in products the market will accept and we cannot assure you that any such products that we develop or offer will be produced economically. The expenses or losses associated with unsuccessful product development, or a lack of market acceptance of new products, could materially adversely affect our business, financial condition and results of operation. In addition, our business could be adversely affected in periods surrounding our new product introductions if clients delay purchasing decisions to evaluate the new product offerings. Furthermore, we may not execute successfully on our product development strategy, including because of challenges with regard to product planning and timing and technical hurdles that we fail to overcome in a timely fashion.
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
We have incurred operating losses in recent years, including net losses of $52.3 million and $18.5 million for the years ended December 31, 2020 and 2021, respectively, and may continue to incur net losses in the future. We expect our operating expenses to increase in the future as we continue our growth initiatives by focusing on expanding into new geographies, developing new products and services and investing in our technology, focusing on new partnerships and as a result of legal, accounting, and other expenses related to operating as a public company. These initiatives and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our products and services, increased competition, a decrease in the growth or reduction in size of our overall market, the impacts to our business from the COVID-19 pandemic or concerns of an economic downturn or recession, or if we cannot capitalize on growth opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability.
Our recent growth rates may not be sustainable or indicative of future growth.
We have experienced significant growth in several recent periods, with year-over-year base growth moderating starting in the later half of the third quarter of 2022. Revenue increased 41.4% from $454.1 million for the year ended December 31, 2020 to $641.9 million for the year ended December 31, 2021. Revenue increased 19.5% from $641.9 million for the year ended December 31, 2021 to $766.8 million for the year ended December 31, 2022. These historical rates of growth may not be sustainable or indicative of our future rate of growth. During the third quarter of 2020, as shelter-in-place policies were relaxed, businesses began to reopen and general economic conditions began to improve, we experienced an increase in the demand for our products and services as we closely partnered with our clients to support their increasing hiring needs. This increase in demand continued through 2021 and through the first half of the third quarter in 2022 as the broader macroeconomic recovery from the COVID-19 pandemic continued. In addition, the structural shift from in-office to remote work has reduced switching costs for employees and expanded talent pools for employers, further increasing demand. However, in the latter half of the third quarter of 2022, year-over-year base growth began to moderate due to macroeconomic uncertainty related to factors including inflation, monetary policy and fiscal policy, which moderation continued through the fourth quarter of 2022 during which we experienced a year-over-year decline in base business with our existing clients that offset positive trends in other revenue drivers, including growth from new clients, up-sell and cross-sell and retention. These factors have caused uncertainty among our clients and general populace of a future economic downturn or recession, which could impact the hiring and turnover trends of our clients.
Our ability to grow our business will depend, in large part, on our ability to further penetrate our existing markets, attract new clients and identify and effectively invest in growing Verticals and Regions. We believe that our continued revenue growth, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to respond to the challenges, risks and difficulties described elsewhere in this Annual Report on Form 10-K and the extent to which use of our various products and services grows and contributes to our results of operations. Additionally, growing our existing business or executing our business strategy may place significant demands on and strain our personnel and organizational structure, including our management, staff and information systems. To successfully manage our growth, we will also need to maintain appropriate staffing levels and update our operating, financial and other systems, procedures, and controls accordingly and we cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. Our growth could be limited if we fail to innovate or adapt to market trends and product innovations adequately. Any new products and services we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the market acceptance necessary to generate significant revenues, and any new markets in which we attempt to sell our products and services, including new countries or regions, may not be receptive or implementation may be delayed. Our future growth will be adversely affected if we do not identify and invest in faster-growing Verticals. In addition, our number of clients and markets may not continue to grow or may decline due to a variety of possible risks, including increased competition. Any of these factors could cause our revenue growth to decline and may materially adversely affect our margins and profitability. Failure to continue our revenue growth or improve margins could have a material adverse effect on our business, financial condition and results of operations. You should not rely on our historical rate of revenue growth as an indication of our future performance.
Our growth depends, in part, on increasing our presence in the markets that we currently serve, and we may not be successful in doing so.
We believe that our future growth depends not only on continuing to reach our current core market, but also continuing to broaden our client base in the United States, EMEA, APAC, Canada and Latin America. In

these markets, we have faced and may continue to face challenges that are different from those we encounter elsewhere, including competitive, hiring, legal, regulatory, economic, political and other difficulties, such as understanding and accurately predicting the needs and preferences of clients in these markets. We may also encounter difficulties in attracting clients due to a lack of familiarity with or acceptance of our brand. We continue to evaluate marketing efforts and other strategies to expand our client base. In addition, although we are investing in marketing activities to increase market penetration, we cannot assure you that we will be successful. If we are not successful, our business, financial condition and results of operations may be harmed.
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
As of December 31, 2022, we had goodwill of $849.6 million. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the date the business was acquired. Our goodwill is predominantly a result of the acquisition of Sterling by certain affiliates of The Goldman Sachs Group, Inc. (“Goldman Sachs”) and Caisse de dépôt et placement du Québec (“CDPQ” and, together with Goldman Sachs, our “Sponsor”) on June 19, 2015 (the “Sponsor Acquisition”). Determining the fair value of certain assets acquired and liabilities assumed is judgmental in nature and requires management to use significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, growth rates and asset lives. We do not amortize goodwill that we expect to contribute indefinitely to our cash flows, but instead we evaluate these assets for impairment at least annually, or more frequently if changes in circumstances indicate that a potential impairment could exist. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the acquired assets, divestitures and market capitalization declines may impair our goodwill. Any charges relating to such impairment could materially adversely affect our financial condition and results of operations.
The economic, health and business disruption that can be caused by a widespread public health concern or crisis, such as the COVID-19 pandemic, could adversely affect our business, financial condition and results of operations.
A significant outbreak, epidemic, or pandemic of contagious diseases in the human population, or similar widespread public health concern or crisis, could adversely affect economies, financial markets, and overall demand for our products. Additionally, any preventative or protective actions taken by public health and governmental authorities, business, other organizations and individuals with respect to any such event, may disrupt our business and the businesses of our clients, resulting in a material adverse effect on our business, financial condition and results of operations.

The impacts from any potential widespread public health concern or crisis, such as the COVID-19 pandemic, include, but are not limited to:

•the increased risk that we may experience cybersecurity-related incidents as a result of our employees, service providers, and third parties working remotely;
•diversion of our management team’s time and attention to respond to the effects of the widespread public health concern or crisis, on our business and operations;
•our service levels or ability to fulfill client orders being affected as a result of our employees and their immediate families becoming ill as a result of the widespread public health concern or crisis; and
•a significant disruption of global financial markets, which could negatively affect our ability to access capital in the future.
Any of these risks could have a material adverse effect on our business, financial condition or results of operations. While the COVID-19 outbreak recently appeared to be trending downward, particularly as vaccination rates increased, new variants of COVID-19 have continued to emerge, spread through the U.S. and globally and cause significant disruptions. The continued and future impact of the COVID-19 pandemic, or the impact of any other potential widespread public health concern or crisis, on our business remains uncertain and will depend on a variety of changing factors that we may not be able to accurately predict, such as the duration and scope of the COVID-19 pandemic or other health concern or crisis, the potential for a resurgence of cases, the impact of variants, the disruption of the national and global economy, the duration of the economic downturn, the laws, programs and actions that governments will enact or take, the extent to which our clients’ businesses contract or fail, the extent to which our own operations are affected by office closures, remote work or infections, and how quickly and to what extent normal economic and operating conditions can resume. Any of these factors could exacerbate the risks and uncertainties identified above.
To the extent our clients reduce their operations, downsize their screening programs, or otherwise demand fewer of our products and solutions, our business could be materially adversely impacted.
Demand for our products and services is subject to our clients’ continual evaluation of their need for our products and services and is impacted by several factors, including their budget availability, hiring, and workforce needs, and a changing regulatory landscape. Demand for our offerings is also dependent on the size of our clients’ operations. Our clients could reduce their operations for a variety of reasons, including general economic slowdown or recession, divestitures and spin-offs, business model disruption, poor financial performance, or as a result of increasing workforce automation. Demand for drug screenings may decline as a result of evolving U.S. drug laws. For example, the legalization of cannabis in several U.S. states has led to a decrease in orders for marijuana screenings. Our revenues may be significantly reduced should our clients decide to downsize their screening programs or take such programs in-house.
We are subject to risks relating to public opinion, which may be magnified by incidents or adverse publicity concerning our industry or operations.
We operate in an industry that involves the risk of negative publicity, especially relating to cybersecurity, privacy, and data protection, and adverse developments with respect to our industry may also, by association, negatively impact our reputation. For example, when information services companies are involved in high-profile events involving data theft or other losses of data, these events could result in increased legal and regulatory scrutiny, adverse publicity, and potential litigation concerning the commercial use of such information for our industry in general. If there is a perception that the practices of our business or our industry constitute an invasion of privacy, our business and results of operations may be negatively impacted. There have been and may continue to be perception issues, social stigmas and negative media attention regarding the collection, use, accuracy, correction and sharing of personal data, which could materially adversely affect our business, financial condition and results of operations.
Seasonality may cause our operating results to fluctuate from quarter to quarter.
Demand for our products and services, and our revenue, is affected seasonally by macroeconomic hiring trends. Typically, revenue acceleration begins in the first quarter, with steady growth across the quarters as hiring accelerates. However, the fourth quarter, ending December 31, is typically our lowest revenue quarter due to a general market trend of lower hiring during the latter half of December due to the holidays. Also, certain clients across various industries historically have ramped up their hiring throughout the first half of the year as winter concludes, commercial activity tied to outdoor activities increases, and the school year ends, giving rise to student and graduate hiring.
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
As of February 28, 2023, our Sponsor controls approximately 62.3% of the voting power of our common stock. For so long as our Sponsor continues to own a significant percentage of our common stock, our Sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval through its voting power, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our amended and restated certificate of incorporation or amended and restated bylaws and other significant corporate transactions. Accordingly, for such period of time as our Sponsor holds a controlling interest in us, our Sponsor will have significant influence with respect to our management, business plans and policies. In particular, our Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.
Our Sponsor and its affiliates engage in a broad spectrum of activities. In the ordinary course of their business activities, our Sponsor and its affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Three of our nine directors are affiliated with our Sponsor. These persons will have fiduciary duties both to us and to our Sponsor. As a result, they may have real or apparent conflicts of interest on matters affecting both us and our Sponsor, which in some circumstances may have interests adverse to ours. Our amended and restated certificate of incorporation generally permits our Sponsor, its affiliates, our non-employee directors and their affiliates to engage, directly or indirectly, in the same lines of business in which we operate or otherwise to compete with us. Our Sponsor and its affiliates may also pursue acquisition opportunities that would be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, our Sponsor and its affiliates may have an interest in us pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you.
Our substantial indebtedness could adversely affect our financial condition and limit our ability to raise additional capital to fund our operations.
We have a substantial amount of indebtedness. As of December 31, 2022, we had total indebtedness of $505.5 million outstanding under the 2022 Credit Agreement, which provides for $300.0 million aggregate principal amount of term loans and a $400.0 million revolving credit facility. Additionally, we have $0.7 million of letters of credit outstanding under our Revolving Credit Facility, with additional capacity for letters of credit of $39.3 million.
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
•exposing us to the risk of increased interest rates as borrowings under our 2022 Credit Agreement (to the extent not hedged) bear interest at variable rates, which could further adversely affect our cash flows;
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
Any one of these limitations could have a material effect on our business, financial condition, results of operations, prospects and our ability to satisfy our obligations in respect of our outstanding debt. In addition, the 2022 Credit Agreement contains, and the agreements governing future indebtedness may contain, restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our indebtedness.
Despite our current debt levels, we may incur substantially more indebtedness, which could further exacerbate the risks associated with our substantial leverage.
We and our subsidiaries may be able to incur additional indebtedness in the future, which may be secured. While our 2022 Credit Agreement limits our ability and the ability of our subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and thus, notwithstanding these restrictions, we may still be able to incur substantially more debt and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prohibit us from incurring obligations that do not constitute indebtedness as defined therein. To the extent that we incur additional indebtedness, the risks that we now face related to our substantial indebtedness could increase. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility.”
To service our indebtedness, we require a significant amount of cash, which depends on many factors beyond our control.
We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our 2022 Credit Agreement in amounts sufficient to enable us to fund our liquidity needs. Additionally, our operations are conducted entirely through our subsidiaries and our ability to generate cash to meet our debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or intercompany loans.
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
Borrowings under our 2022 Credit Agreement are at variable rates of interest and expose us to interest rate risk. The recent rise in interest rates has increased our cost of borrowing. If interest rates continue to increase, our debt service obligations under our 2022 Credit Agreement will continue to increase. On February 28, 2023, we entered into an amortizing $300.0 million notional value interest rate swap. The notional value steps down from $300.0 million to $150.0 million on February 27, 2026. The swap provides for us to pay, as applied to the notional value, a fixed rate of interest of 4.26% monthly and receive, on a monthly basis, an amount equal to the greater of the one-month term SOFR and a floor of (0.10%), as applied to the notional value (the “Floating Leg”). The interest rate swap matures on November 29, 2027. The interest expense related to the 2022 Credit Agreement will be offset by proceeds received from the Floating Leg of the interest rate swap.

The covenants in our 2022 Credit Agreement impose restrictions that may limit our operating and financial flexibility.
Our 2022 Credit Agreement contains a number of significant operating and financial restrictions and covenants that limit our ability, among other things, to:
•incur certain additional indebtedness;
•transfer money between our various subsidiaries;

•pay dividends on, repurchase or make distributions with respect to our subsidiaries’ capital stock or make other restricted payments;

•issue stock of subsidiaries;

•make certain investments, loans or advances;

•transfer and sell certain assets;

•create or permit liens on assets;

•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•enter into certain transactions with our affiliates; and

•amend certain documents.

In addition, the 2022 Credit Agreement contains financial covenants requiring us to comply with (a) a maximum net leverage ratio of 4.00:1.00 (which may be increased to 4.50:1.00 for four quarters if we and our subsidiaries consummate acquisitions during any 6-month period for which the total aggregate cash consideration is greater than or equal to $75.0 million) and (b) a minimum interest coverage ratio of 3.00:1.00. Both financial covenants are tested quarterly.
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
A breach of any covenant in our 2022 Credit Agreement or the agreements and indentures governing any other indebtedness that we may have outstanding from time to time would result in a default under that agreement or indenture after any applicable grace periods. A default, if not waived, could result in acceleration of the debt outstanding under the agreement or indenture and in a default with respect to, and an acceleration of, the debt outstanding under other debt agreements. If that occurs, we may not be able to make all of the required payments or borrow sufficient funds to refinance such debt. Even if new financing were available at that time, it may not be on terms that are acceptable to us or terms as favorable as our current agreements. If our debt is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected.
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
For example, the Inflation Reduction Act of 2022, as recently signed into law by President Biden, includes a one percent excise tax on share buybacks and on November 23, 2022, our board of directors authorized the repurchase of up to $100.0 million of our shares of common stock. The excise tax on share buybacks is currently not expected to have a material impact on our tax liability.

Our ability to use net operating loss carryforwards to offset future income taxes may be subject to limitation.
As of December 31, 2022, we had approximately $16.3 million of U.S. federal net operating loss carryforwards (“NOLs”), a portion of which will begin to expire in 2026. Utilization of our NOLs depends on many factors, including our future income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income by a corporation that has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more stockholders (or groups of stockholders) that are each deemed to own at least 5% of our stock increase their ownership percentage by more than 50 percentage points over their lowest ownership percentage during a rolling three-year period.

We have experienced an ownership change under Section 382 of the Code in the past. Thus, our ability to utilize existing NOLs may be subject to limitation under Section 382 of the Code. The application of such limitation may cause U.S. federal income taxes to be paid by us earlier than they otherwise would be paid if such limitation was not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. To the extent we are not able to offset our future taxable income with our NOLs, this would adversely affect our operating results and cash flows if we have taxable income in the future. In addition to the aforementioned federal income tax implications pursuant to Section 382 of the Code, most U.S. states follow the general provisions of Section 382 of the Code, either explicitly or implicitly resulting in separate state net operating loss limitations. We have recorded a valuation allowance on $13.1 million related to our NOLs as of December 31, 2022.
Risks Relating to Ownership of Our Common Stock
The market price of our common stock may be highly volatile or may decline regardless of our operating performance and you could lose all or part of your investment as a result.
The trading price of our common stock could be volatile, and you could lose all or part of your investment. Stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Our board of directors recently approved a share repurchase program, but we are not obligated to repurchase a specified number of shares, or any at all, and may suspend, terminate or modify the program without notice at any time. The following factors, in addition to other factors described in this “Risk Factors” section, may have a significant effect on the market price of our common stock:
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
•the amount and timing of any repurchases under our share repurchase program;
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
•other events or factors, including severe weather, natural disasters, those resulting from war, incidents of terrorism, pandemics, or other public health emergencies or external events or responses to these events; and
•overall fluctuations in the U.S. equity markets, including due to concerns of an economic downturn or recession.
In addition, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance, and factors beyond our control may cause our stock price to decline rapidly and unexpectedly.
We are a “controlled company” within the meaning of the corporate governance standards of Nasdaq and, as a result, qualify for exemptions from certain corporate governance requirements.
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
We currently do not rely on the exemptions listed above, but at any point in time we may choose to rely on any or all of the exemptions accorded to a “controlled company”. If we choose to rely on any or all of the exemptions, our board of directors and those committees may have more directors who do not meet Nasdaq independence standards than they would if those standards were to apply. The independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
Sales, or the potential for sales, of a substantial number of shares of our common stock in the public market could cause our stock price to drop significantly.
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, including sales by our Sponsor, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.
Moreover, the approximately 62% of our outstanding common stock held by our Sponsor as well as approximately 1.1 million shares of common stock held by certain of our officers and directors, have been registered for resale on a registration statement on Form S-3. Additionally, we have filed registration statements on Form S-8 under the Securities Act registering shares issuable under the 2015 LTIP, the 2021 Equity Plan and the ESPP. As of February 28, 2023, there were (i) 9,290,129 shares of common stock issuable upon the exercise of options outstanding under the 2015 LTIP, (ii) 3,493,673 unvested shares of restricted stock that were issued under the 2021 Equity Plan, (iii) 4,387,501 shares of common stock issuable upon the exercise of options outstanding under the 2021 Equity Plan, (iv) 49,082 shares of common stock issuable upon the settlement of RSUs outstanding under the 2021 Equity Plan, (v) 11,122,424 shares of common stock reserved for future issuance under the 2021 Equity Plan, and (vi) 3,810,649 shares of common stock reserved for future issuance under the ESPP. Shares registered under such registration statements, including shares issuable upon the exercise of options, will be eligible for resale in the public market without restriction, subject to Rule 144 limitations applicable to affiliates, any applicable lock-up agreements and the vesting and transfer restrictions described in our Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 29, 2022 (our “2022 Proxy Statement”) under “Executive Compensation—Summary Compensation Table—Narrative Disclosure to Summary Compensation Table—Long-Term Equity Incentives—2015 LTIP” and “—Sterling Check Corp. 2021 Omnibus Incentive Plan.” Further, our amended and restated certificate of incorporation authorizes us to issue shares of common stock and options relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under the 2021 Equity Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our stockholders. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.
If securities or industry analysts cease publishing research or reports about us, our business or our markets, or if they adversely change their recommendations or publish negative reports regarding our business or our common stock, our stock price and trading volume could materially decline.
The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our markets or our competitors. We do not have any control over these analysts and we cannot provide any assurance that analysts will continue to cover us or provide favorable coverage. If one or more of the analysts who do cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, or if we fail to meet their expectations for our financial results, the price of our stock could materially decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to materially decline.
We do not currently expect to pay any cash dividends.
We do not currently expect to pay any cash dividends on our common stock for the foreseeable future. Instead, we intend to retain future earnings, if any, for the future operation and expansion of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and other factors that our board of directors deems relevant. Because we are a holding company and all of our business is conducted through our subsidiaries, dividends, distributions and other payments from, and cash generated by, our subsidiaries will be our principal sources of cash to fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries. Under our 2022 Credit Agreement, we and our subsidiaries are limited in our ability to pay cash dividends. Our ability to pay dividends may also be similarly restricted by the terms of any future credit agreement or any future debt or preferred equity securities we or our subsidiaries may issue. Accordingly, if you purchase shares of our common stock, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur. Investors seeking dividend income should not purchase our common stock.
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
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware or the federal district courts of the U.S. as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our amended and restated certificate of incorporation provides that, unless we otherwise consent in writing, (A) (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of us to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws (as either may be amended or restated) or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware; and (B) the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder.
Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the U.S. have exclusive jurisdiction. The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.
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

We will remain an emerging growth company until the earliest of (i) the last day of the year in which we have total annual gross revenue of $1.235 billion or more; (ii) the last day of the year following the fifth anniversary of the date of the closing of our IPO; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. Taking advantage of these exemptions may result in less active trading, lower trading prices or more volatility in the price of our common stock.
If we experience a material weakness in internal control over financial reporting in the future or otherwise fail in the future to maintain an effective system of internal control over financial reporting or effective disclosure controls and procedures, we may not be able to accurately or timely report our financial condition or results of operations, which may materially adversely affect investor confidence in us and, as a result, the price of our common stock.
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
If we are unable to maintain appropriate internal control over financial reporting or effective disclosure controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis or result in material misstatements in our consolidated financial statements. We are required to make annual assessments of the effectiveness of our internal control over financial reporting pursuant to Section 404. However, as an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.
When evaluating our internal control over financial reporting, we may identify material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, or if we are unable to conclude in our quarterly and annual reports that our disclosure controls and procedures are effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remediate any material weakness, our financial statements could be inaccurate and we could face restricted access to capital markets.
The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and Nasdaq, may strain our resources, increase our costs and divert management’s attention, and we may be unable to comply with these requirements in a timely or cost-effective manner.
As a public company, we incur significant legal, regulatory, finance, accounting, investor relations and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements of the Exchange Act, and the corporate governance standards of the Sarbanes-Oxley Act and Nasdaq. These requirements may place a strain on our management, systems and resources and we may incur significant legal, accounting, insurance and other expenses that we did not incur as a private company. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of stockholders. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. Nasdaq requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting and comply with the Exchange Act and Nasdaq requirements, significant resources and management oversight may be required. This may divert management’s attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the price of our common stock.
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
Furthermore, when we complete an acquisition, the anticipated benefits from such acquisition may not be achieved unless the operations of the acquired business are integrated in an efficient, cost-effective and timely manner. The integration of any acquired business includes numerous risks, including an acquired business not performing to our expectations, our not integrating it appropriately and failing to realize anticipated synergies and cost savings as a result, and difficulties, inefficiencies or cost overruns in integrating and assimilating the organizational cultures, operations, technologies, products and services of the acquired business with ours and maintaining uniform standards, policies, and procedures across multiple platforms and locations, including for those located outside the U.S. This may result in a greater than anticipated increase in the transaction, remediation, and integration costs and could discourage us from entering into acquisitions where the potential for such costs outweigh the perceived benefit. Further, although we conduct due diligence with respect to the business and operations of each of the companies we acquire, we may not have identified all material facts concerning these companies, which could result in unanticipated events or liabilities. The integration of our acquisitions will require substantial attention from management and operating personnel to ensure that the acquisition does not disrupt any existing operations, or affect our reputation or our clients’ opinions and perceptions of our products and services. We may spend time and resources on acquisitions that do not ultimately increase our profitability or that cause loss of, or harm to, relationships with employees and clients. We cannot guarantee that any acquisitions we seek to enter into will be carried out on favorable terms or that the anticipated benefits of any acquisition, investment, or business relationship will materialize as intended or that no unanticipated liabilities will arise.

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
We are exposed to litigation risk.
We are from time to time involved in various litigation matters and claims, including lawsuits regarding employment matters, breach of contract matters, alleged violations of the FCRA and other business and commercial matters. See Item 3. “Legal Proceedings.” Many aspects of our business, and the businesses of our clients, involve substantial risks of liability. These risks include, among others, claims that we provided to our clients inaccurate or improper information or that we failed to correctly report information to a client. These are typically claims by private plaintiffs, including subjects of our background reports and third parties with which we do business, but can also include regulatory investigations and enforcement proceedings. Many of these matters arise in the U.S. under the FCRA and other laws of U.S. states focused on privacy and the conduct and content of background reports, and relate to actual or alleged process errors, inclusion of erroneous or impermissible information, or failure to include appropriate information in background reports that we prepare. Since the introduction of the GDPR and the U.K. GDPR, the market has also witnessed an increase in collective privacy actions in other jurisdictions across Europe and the U.K. Investigations, enforcement actions, claims or proceedings may also arise under other laws addressing privacy and the use of background information such as criminal and credit histories around the world.
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
We operate in several different countries outside the U.S., most notably the U.K. and Canada, and historically, approximately 15–20% of our revenue has been denominated in currencies other than the U.S. dollar. For the year ended December 31, 2022, $123.0 million of our revenue was denominated in currencies other than the U.S. dollar. Portions of our expenses, assets and liabilities are denominated in non-U.S. dollar currencies as well. Because our consolidated financial statements are presented in U.S. dollars, we must translate non-U.S. dollar denominated revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Accordingly, increases or decreases in the value of the U.S. dollar against other currencies may affect our business, financial condition and results of operations. As we increase the extent of our international operations, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations, such as our margins and cash flows. Foreign currency exchange rate fluctuations may also adversely impact third-party vendors we rely on for services, which may be passed along to us in the form of price increases. In recent years, external events, such as Brexit, the COVID-19 pandemic, the conflict between Russia and Ukraine, uncertainty regarding actual and potential shifts in U.S. and foreign trade, economic and other policies and the passage of U.S. tax reform legislation, have caused significant volatility in currency exchange rates, especially among the U.S. dollar, the pound sterling and the euro, and these or other external events may continue to cause such volatility.
While we may in the future again engage in hedging activity to attempt to mitigate currency exchange rate risk with respect to our expenses denominated in foreign currencies, our hedging activities may not be effective, particularly in the event of inaccurate forecasts of the levels of our foreign-denominated assets and liabilities. Accordingly, if there are adverse movements in the exchange rates, we may suffer significant losses, which would materially adversely affect our financial condition and results of operations.
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
The U.K.’s departure from the EU and the terms of the future relationship between the United Kingdom and the EU could significantly impact the business environment in which we and our clients operate, increase the costs of conducting business in both the United Kingdom and the EU, impair or prohibit access to EU clients, create challenges in attracting or retaining non-British EU employees and introduce significant new uncertainties with respect to the legal and regulatory requirements to which we and our clients are subject. In particular, Brexit is expected to significantly affect the regulatory landscape in both the United Kingdom and the EU and may have a material impact on their respective economies, which could have a materially adverse impact on us despite our international client base.
Failure to retain our existing senior management team or the inability to attract and retain qualified personnel could materially adversely affect our ability to operate or grow our business.
The success of our business depends upon the skills, experience and efforts of our executive officers, particularly Joshua Peirez, our Chief Executive Officer and Director, Peter Walker, our Executive Vice President and Chief Financial Officer and Lou Paglia, our President and Chief Operating Officer. There is a risk that any of Messrs. Peirez, Walker, or Paglia could leave the Company at any time, subject to certain notice requirements, although each is subject to post-termination restrictive covenants including non-compete covenants. Further, volatility in our stock price could negatively impact the value of executive officer equity awards and our ability to retain talent of key employees and executives. Although we have invested in succession planning, the loss of key members of our senior management team could nevertheless have a material adverse effect on our business, financial condition and results of operations. Should we lose the services of any member of our senior management team, we would have to conduct a search for a qualified replacement. This search may be prolonged, and we may not be able to locate and hire a qualified replacement.
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
An increase in labor costs, including as a result of the rising rate of inflation that the U.S. is currently experiencing, work stoppages or disruptions at our officers or those of our service providers, or other labor disruptions, could decrease our revenue and increase our expenses. In addition, although our employees are not represented by a union, our labor force may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the related risks that we now face. It is also possible that a union seeking to organize one subset of our employee population could also mount a corporate campaign, resulting in negative publicity or other actions that require attention by our management team and our employees. Negative publicity, work stoppages, or strikes by unions could have a material adverse effect on our business, prospects, financial condition, and results of operations.
The competition for skilled sales and other personnel can be intense in the regions in which our offices are located. A significant increase in the salaries and wages paid in these regions or by competing employers could result in a reduction of our labor force, increases in the salaries and wages that we must pay or both. For example, the U.S. is experiencing an acute workforce shortage, which in turn has created a very competitive wage environment that may increase our operating costs. If we are unable to hire skilled manufacturing, sales and other personnel or retain our existing personnel, our ability to execute our business plan, and our results of operations, would suffer.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of sales and expenses that are not readily apparent from other sources. Our results of operations may be harmed if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors and could result in a decline in our stock price.
Expectations relating to environmental, social and governance (“ESG”) considerations could expose us to potential liabilities, increased costs and reputational harm.
Governmental authorities, non-governmental organizations, customers, investors, external stakeholders and employees are increasingly sensitive to ESG considerations, such as diversity and inclusion, sustainability, climate change, cyber-security and data privacy. This focus on ESG considerations may lead to increased compliance costs associated with running our business. Responding to ESG concerns, implementing ESG initiatives and achieving ESG goals involves risks and uncertainties, requires investment, and depends in part on third-party performance or data that is outside of our control. We risk negative stockholder reaction, including from proxy advisory services, as well as damage to our brands and reputation, if we fail, or are perceived to fail, to adhere to our public statements about ESG matters, comply fully with developing interpretations of ESG laws and regulations or meet evolving and varied stakeholder expectations and standards. In addition, some stakeholders may disagree with our ESG goals and initiatives. If we do not meet the evolving and varied ESG expectations of our customers, investors and other stakeholders, we could experience reduced demand for our products and services, loss of customers and other negative effects on our business, results of operations and the market price of our common stock, and could be exposed to government enforcement actions or private litigation.
Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of September 2020, we moved to a virtual-first approach where possible. We currently lease our corporate headquarters in New York, New York, which occupies 25,434 square feet. We also lease offices in Maryland, Ohio and Oregon as well as maintain office locations in Australia, Brazil, Canada, China, Colombia, Hong Kong, India, Malaysia, Mexico, the Netherlands, the Philippines, Poland, United Arab Emirates and the U.K.. We believe these facilities are suitable for our current operations and upon the expiration of the terms of the leases, we believe we could renew these leases or find suitable space elsewhere on acceptable terms. By optimizing virtual-first, we are focusing our investment, energy, and commitment to ensure that we create the same driven and connected culture that we saw in our offices.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently party to any legal proceedings that, if determined adversely to us, we believe would individually or taken together have a material adverse effect on our business, financial condition or liquidity. Information regarding our legal proceedings can be found in Note 19, “Litigation” to the Consolidated Financial Statements included elsewhere within this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
Our common stock is traded on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “STER.” As of February 28, 2023, the closing price of our common stock on the Nasdaq was $12.72 per share.
Holders
As of February 28, 2023, we had 3,372 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the name of various security brokers, dealers and registered clearing agencies. The transfer agent of our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.
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
Performance Graph
The graph below compares the relative investment performance of Sterling Check Corp. common stock, the Russell 2000 Index and a peer index representing the total price change of HireRight Holdings Corporation and First Advantage Corporation for the period September 23, 2021 to December 31, 2022, assuming a $100 cash investment at the market close on September 23, 2021 and reinvestment of dividends at date of payment into the common stock. The graph, presented pursuant to SEC rules, is not meant to be an indication of our future performance.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
				(in thousands)
10/01/2022 to 10/31/2022	—	$—	—	$—
11/01/2022 to 11/30/2022	—	—	—	100,000
12/01/2022 to 12/31/2022	939,417	14.84	939,417	86,059
Total	939,417		939,417

_______________________________

(1)On November 23, 2022, our board of directors authorized the repurchase of up to $100.0 million of our shares of common stock over a period through December 31, 2024. The share repurchase program is expected to be funded through our existing cash and future free cash flow. The share repurchase program is being executed on a discretionary basis through open market repurchases, private transactions, or other transactions, including through block trades and Rule 10b-18 and Rule 10b5-1 trading plans. We are not obligated to repurchase any specific number of shares, and the timing and amount of any share repurchases will be subject to several factors including share price, trading volume, market conditions, and capital allocation priorities. The share repurchase program may be suspended, terminated or modified without notice at any time.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2021 and 2022 should be read in conjunction with our consolidated financial statements and related notes and other information included elsewhere in this Annual Report. For a similar detailed discussion comparing the year ended December 31, 2020 to the year ended December 31, 2021, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by the forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in Part I, Item 1A. “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.

Overview

Sterling Check Corp. (the “Company,” “Sterling,” “we,” “us” or “our”) is a leading global provider of technology-enabled background and identity verification services. We provide the foundation of trust and safety that our clients need to create great environments for their most essential resource—people. We offer a comprehensive hiring and risk management solution that begins with identity verification, followed by criminal background screening, credential verification, drug and health screening, processing of employee documentation required for onboarding and ongoing risk monitoring. Our services are generally delivered through our purpose-built, proprietary, cloud-based technology platform that empowers organizations with real-time and data-driven insights to conduct and manage their employment screening programs efficiently and effectively. Our interfaces are supported by our powerful artificial intelligence (“AI”)-driven fulfillment platform, which leverages more than 3,300 automation integrations, including Application Programming Interfaces (“APIs”) and Robotic Process Automation (“RPA”) bots. This enables 90% of our U.S. criminal searches to be automated and allows us to complete 50% of U.S. criminal searches within the first five minutes, 65% of U.S. criminal searches within the first 15 minutes, over 70% of U.S. criminal searches within the first hour and 90% within the first day. As of December 31, 2022, over 95% of our revenue is processed through platforms hosted in the cloud, which allows us to consistently maintain 99.9% platform availability while being prepared to scale into the future.
Our client-centric approach underpins everything we do. We serve a diverse and global client base in a wide range of industries, such as healthcare, gig economy, financial and business services, industrials, retail, contingent, technology, media and entertainment, transportation and logistics, hospitality, education and government. To serve these differing needs, our sales and support delivery model is organized around Verticals and Regions. Our clients face a dynamic and rapidly evolving global labor market with increasing complexity and regulatory requirements. As a result, we believe our solutions are mission-critical to their core human resources, risk management and compliance functions. During the twelve months ended December 31, 2022, we completed over 110 million searches for over 50,000 clients, including over 50% of the Fortune 100 and over 50% of the Fortune 500. We believe the combination of our deep market expertise from our sales and support combined with the flexibility of our proprietary technology platform enable us to deliver industry-relevant, highly specialized solutions to our clients in a scalable manner, driving growth and differentiating us from our competitors.

Recent Developments

Corporate Strategy Refresh
As part of our journey of growth and optimization, we continue to refine our corporate strategy and are committed to our goal of delivering stockholder value by executing on the growth opportunities in front of us. We have a number of key execution elements to help us achieve our goals, including increasing our revenues with existing clients, acquiring new clients, growing market share internationally, and utilizing M&A to supplement our organic revenue growth. As part of our refreshed strategy, we have begun executing on a restructuring program to realign senior leadership and functions, with the goal of elevating our go-to-market strategy and accelerating our technology and product innovation. We believe we are differentiated from competitors and well-positioned to achieve our goal of being the world’s most trusted background and identity services company due to our deep market expertise, unrivaled client service, best-in-class data, and seamless workflows. At the end of 2022, we also launched Project Nucleus, which we expect to drive meaningful cost savings and efficiency gains. The goal of this initiative is to enhance our organization by re-engineering processes, driving fulfillment labor cost reductions and identifying and executing on additional automation opportunities.

Share Repurchase Program
On November 23, 2022, our board of directors authorized the repurchase of up to $100.0 million of our shares of common stock over a period through December 31, 2024. The program is expected to be funded through our existing cash and future free cash flow. The share repurchase program is being executed on a discretionary basis through open market repurchases, private transactions or other transactions, including through block trades and Rule 10b5-1 trading plans. We are not obligated to repurchase any specific number of shares and the timing and amount of any share repurchases will be subject to several factors, including share price, trading volume, market conditions and capital allocation priorities. The share repurchase program may be suspended, terminated or modified without notice at any time. Shares repurchased will be held as treasury stock. During the three months ended December 31, 2022, we repurchased 939,417 shares of common stock for approximately $14.0 million.

Debt Refinancing
On November 29, 2022, we completed the refinancing of our existing credit facilities with new credit facilities comprised of a $300.0 million term loan and a $400.0 million revolving credit facility. The 2022 Credit Agreement (as defined in “—Liquidity and Capital Resources—Credit Facility”) extended our debt maturity profile to November 2027, increased our credit capacity, and is expected to reduce our annual interest expense. Amounts outstanding under the 2022 Credit Agreement bear interest under either of the following two rates, elected in advance by us: (1) a base rate (equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 1⁄2 of 1% and (c) the one-month adjusted term Secured Overnight Financing Rate (“SOFR”) plus 1%); or (2) an adjusted term SOFR rate (equal to the sum of (a) term SOFR plus (b) 0.10%), in each case, plus a tiered floating interest rate margin based on our net leverage ratio.

M&A Activity

On January 4, 2023, we acquired all of the outstanding shares of Socrates, the largest independent screening company in Latin America, expanding our global presence into Latin America to serve the rapidly growing regional hiring needs of both multi-national and local clients.

On March 1, 2023, we acquired all of the outstanding shares of A-Check Global, a U.S.-based employment screening organization, providing us access to a high quality, enterprise-focused customer base diversified across attractive verticals including healthcare and telecom.

Trends and Other Factors Affecting Our Performance

Macroeconomic and Job Environment
Our business is impacted by the overall economic environment and our clients’ hiring volumes. Despite fluctuations in the macroeconomic environment, we have benefited recently from a number of key demand drivers, many of which increase the need for more flexible, comprehensive screening and hiring solutions.
The American gig economy and contingent workforce accounts for a large and growing proportion of the U.S. workforce. As the gig economy caters to clients in a very direct and personal way (e.g., rideshare, goods delivery, household services), safe and effective background screening capabilities have become critical. In addition, generational and structural shifts in the workforce have led to elevated levels of voluntary employee churn, particularly with younger workers. The ongoing structural shift from in-office to remote work further reduces the historical geographic matching challenge employers and employees faced, further reducing switching costs for employees and expanding talent pools for employers. Further, the proliferation of personal data has exposed many identities to risk of exposure and theft, driving the need for identity verification. Verifying identity is a powerful tool that employers can use to help ensure that their candidates and workers are who they claim to be, and that fraudulent data is not used during the hiring and onboarding process. As false claims within job applications are an area of growing concern for employers, our clients use our background and identification verification services to mitigate reputational risks.
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
In the latter half of the third quarter of 2022, base growth began to moderate due to macroeconomic uncertainty related to factors including inflation, monetary policy and fiscal policy, which moderation continued through the fourth quarter of 2022 during which we experienced a year-over-year decline in base business with our existing clients that offset positive trends in other revenue drivers, including growth from new clients, up-sell and cross-sell and retention. These factors have caused uncertainty among our clients and general populace of a future economic downturn or recession. Given the uncertain conditions, it is challenging to predict the hiring and turnover trends of our clients.
New Product and Service Development
Our success depends on our ability to develop new products and services and introduce technological enhancements for our current products and services that meet the demands of existing and new clients. We have a robust new product roadmap focused on enhancing our ability to address the constantly evolving needs of our clients and their candidates.
As part of our strategic transformation, in early 2019, we launched Project Ignite, a three-phase strategic investment initiative, to create a cloud-native enterprise-class global platform. Project Ignite is substantially complete as of December 31, 2022. The final phase of Project Ignite migrated our corporate technological infrastructure to the cloud and unified our clients onto a single global production platform. We have benefited from the delivery of our new client and candidate interfaces, scalable cloud-based infrastructure for our global and local production platforms and an improved security environment through new business wins, improved client retention and the ability to launch products rapidly to meet immediate client needs, as we did in 2022 when we developed our robust and proprietary core I-9 offering into a fully integrated I-9 solution within our Sterling platform and partner ecosystem. In 2022, we also strengthened our competitive differentiation through the expansion of our identity capabilities in both the U.S. and the U.K. In the U.S., with ID.me, we offer a fully integrated identity workflow within the screening process, furthering our leadership position to deliver identity services for employers in the U.S. In the U.K., we became the first background screening organization to become a certified digital identity service provider and have partnered with Yoti to develop a comprehensive global identity verification solution. This new capability enables a faster and easier experience for prospective talent in the U.K. to verify themselves using modern technology while reducing the chance of identity fraud. Over the long term, we expect these investments to further enhance our margins, improve time to market as we build once and deploy globally and allow us to increase innovation. We intend to continue to invest in developing industry-first solutions, further innovating in our existing Verticals and Regions as well as pursuing adjacent market opportunities that leverage our existing technology platform. We plan to pursue new and under-penetrated adjacent market opportunities, including talent assessment, reference checking, onboarding and investigative due diligence.
Clients
Our results of operations depend on our ability to retain existing clients, offer new products and services to existing clients, attract new clients and maintain a diverse client base. We serve the background and identity verification services needs of more than 50,000 clients. Our client base is diversified in size of client and industry and includes over 50% of the Fortune 100 and over 50% of the Fortune 500. We have minimal client concentration with no client accounting for more than 3% of revenue, and our top 25 clients accounting for less than 25% of revenue. We serve the healthcare, gig, financial and business services, industrials, retail, contingent, technology, media and entertainment, transportation and logistics, hospitality, education and government industries. We employ an operating model organized by Vertical and Region that produces differentiated end-market insights and allows us to tailor solutions to meet the needs of each industry we serve.
A majority of our U.S. enterprise client contracts are exclusive to Sterling or require Sterling to be used as the primary provider. Additionally, they are typically multi-year agreements with automatic renewal terms, no termination for convenience clauses and set pricing with Sterling’s right to increase prices annually upon notice, including the ability to increase pass-through costs to our clients with 30 days’ notice. Our success is driven by a competitive service offering of fast, reliable, and accurate screening information delivered on a cost-effective basis. Additionally, our offerings are tightly integrated with our clients’ ATSs and HCM systems, further cementing our services into our clients’ daily human resources (“HR”) workflows. Taken together, these factors have yielded strong client relationships with an average tenure of nine years across our top 100 clients based on 2021 and 2022 total revenue.
Our ability to retain our existing clients and attract new clients will depend on our ability to continue to deliver superior client service and on the quality of the products and services that we provide, including the accuracy and speed of the background checks that we perform and the protection of the data we collect. We have demonstrated improvement in our gross retention rate for five consecutive years, which was 96% for the years ended December 31, 2021 and 2022.
Regulatory Environment
Our business is subject to extensive regulations in the U.S. and internationally, which may expose us to significant regulatory risk and cause additional legal costs to ensure compliance. See Part I, Item 1. “Business—

Regulation.” We are subject to a number of laws and regulations regarding protection of the security and privacy of certain healthcare and personal information. While the overarching principles of security and privacy laws and regulations are similar across geographies, the specific laws within each region are not uniform and are often evolving, placing increasingly complicated operational requirements on our business.
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
Competitive Environment
The market for global background and identity verification services is highly fragmented and competitive. Based on July 2021 Acclaro data, no single private or public firm possesses a market share of greater than 10%. We compete with a diverse group of screening companies, including global full-suite players characterized by their global scale and enterprise offerings; mid-tier players that tend to focus on a particular geographic region, industry or product line; and small and independently-owned background screening players that typically serve SMBs. It is also possible that new competitors or alliances or consolidation among competitors may emerge and significantly increase competition. We expect our market to remain highly competitive.
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
Technology and Cybersecurity Environment
We operate in industries that are subject to rapid technological advances and changing client needs and preferences. In order to remain competitive and responsive to client demands, we continually upgrade, enhance, and expand our security, technology, products and services. If we experience cyber-threats and attempted security breaches or fail to respond successfully to technology challenges and client needs and preferences, our ability to service clients may be affected and the demand for our products and services may diminish. If these threats or breaches were successful, they could impact revenue and operating income and increase costs. We therefore continue to make investments, which may result in increased costs, to strengthen our cybersecurity measures.
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
Impact of the COVID-19 Pandemic
Following the onset of the COVID-19 pandemic, we have maintained our focus on keeping our employees safe and maintaining our clients’ uninterrupted access to our services. During the third quarter of 2020, as shelter-in-place policies enacted as a result of COVID-19 were relaxed, businesses began to reopen and general economic conditions began to improve, we experienced an increase in the demand for our products and services as we closely partnered with our clients to support their increasing hiring needs. This increase in demand continued throughout 2021 and through August 2022 as the broader macroeconomic recovery from the COVID-19 pandemic continued. In addition, the structural shift from in-office to remote work has reduced switching costs for employees and expanded talent pools for employers, further increasing demand. However, in the latter half of the third quarter of 2022, base growth began to moderate due to macroeconomic uncertainty related to factors including inflation, monetary policy and fiscal policy, which moderation continued through the fourth quarter of 2022 during which we experienced a year-over-year decline in base business with our existing customers that offset positive trends in other revenue drivers, including growth from new clients, up-sell and cross-sell and retention. These factors have caused uncertainty among our clients and general populace of a future economic downturn or recession. Given the uncertain conditions, it is challenging to predict the hiring and turnover trends of our clients.
While the outbreak recently appeared to be trending downward, particularly as vaccination rates increased, new variants of COVID-19 have continued to emerge, spreading throughout the U.S. and globally and causing significant disruptions. The ongoing global health crisis (including resurgences) resulting from the pandemic have continued to disrupt the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. As such, the COVID-19 pandemic could have a continued adverse impact on economic and market conditions, and the full extent of the impact and duration of the COVID-19 pandemic will depend on future developments, including, among other factors, spread of the outbreak and the success of vaccination programs, along with related travel advisories, quarantines and restrictions, the recovery times of disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown.
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
    Revenue and Sales Generation
Our financial performance in 2020 was impacted by the general economic downturn experienced as a result of the COVID-19 pandemic. In response to the COVID-19 pandemic, many of our clients froze headcount, furloughed and terminated employees, deferred hiring and partially or completely shut down their business operations and as a result, we experienced reduced demand for our products and services, particularly in industries impacted severely by the COVID-19 pandemic such as brick-and-mortar retail, entertainment, and hospitality. However, we saw increased demand for our products and services in industries such as U.S. healthcare and global gig, which we believe is attributable to changing consumer behavior. Our lack of industry concentration with a highly diversified client base provided a natural hedge against industry-specific effects of the COVID-19 pandemic. Additionally, due to our increased investment in automation, we were able to fulfill searches in at least 98% of U.S. jurisdictions throughout the COVID-19 pandemic, while we believe certain competitors struggled to operate. We expanded our services to include COVID-19 testing in June 2020, vaccination tracking in September 2021 and antigen testing in December 2021. Beginning in the third quarter of 2020, as shelter-in-place policies were relaxed, businesses began to reopen and general economic conditions began to improve, we experienced an increase in the demand for our products and services. This increase in demand continued through the end of 2020 and throughout 2021 with the business moving into year-over-year revenue growth for November and December 2020 compared to 2019 and a 41.4% increase in revenues for the year ended December 31, 2021 compared to the year ended December 31, 2020. Revenues continued to increase during 2022, resulting in a 19.5% increase for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Cost Optimization and Cash Management
Beginning in March 2020, as a result of the COVID-19 pandemic, we implemented robust cost reduction measures across the organization, reducing selling, general and administrative expenses. We recognized this as an opportunity to implement strategic structural changes to improve operating leverage and accelerate the modernization of our technological infrastructure. We moved to a virtual-first strategy, closed or reduced the size of 12 offices globally, began reducing our data center footprint to prioritize moving our revenue to platforms hosted in the cloud, and streamlined our sales and operations organization for greater operational efficiency. We derived additional cost savings from reducing variable spending, such as bonus expense, lower commissions, and lower marketing, travel, and entertainment expenses due to business performance being impacted by the COVID-19 pandemic.

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
Components of Our Results of Operations
The following discussion summarizes the key components of our consolidated statements of operations and comprehensive (loss) income. We have one operating and reportable segment.
Revenues
We generate revenue by providing background and identity verification services to our clients. We have an attractive business model underpinned by stable and highly recurring transactional revenues, significant operating leverage and low capital requirements that contribute to strong cash flow generation. We recognize revenue under the Financial Accounting Standards Board’s Accounting Standards Codification Topic No.606 “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, we recognize revenue when control of the promised goods or services is transferred to clients, generally at a point in time, in an amount that reflects the consideration that we are entitled to for those goods or services. A majority of our enterprise client contracts are exclusive to Sterling or require Sterling to be used as the primary provider. Additionally, they are typically multi-year agreements with automatic renewal terms, no termination for convenience clauses and set pricing with Sterling’s right to increase prices annually upon notice, including the ability to increase pass-through costs to our clients with 30 days’ notice. The strength of our contracts combined with our high levels of client retention results in a high degree of revenue visibility.
Our revenue drivers are acquiring new clients (which we measure by new client growth, calculated as discussed in the following paragraph), and growth in existing client base through retaining existing clients (which we measure by gross retention rate, calculated as discussed in the following paragraph), and growing our existing client relationships through upselling, cross-selling, and organic and inorganic growth in our client’s operations that lead to an increase in hiring (which we measure by base business growth with existing clients, calculated as discussed in the following paragraph).

New client growth for the relevant period is calculated as revenues from clients that are in the first twelve months of billing with Sterling divided by total revenues from the prior period, expressed as a percentage. Existing client growth is defined as: (i) base business growth with existing clients due to increased volumes, which is calculated as growth in revenues in the current period from clients that have been billing with us for longer than twelve calendar months, plus (ii) additional revenue from cross-sell and up-sell, net of (iii) attrition, which is the revenue impact from accounts considered lost. Existing client growth is expressed as a percentage, where the denominator is total revenues from the prior period. Gross retention rate is a percentage, the numerator of which is prior period revenues less the revenue impact from accounts considered lost and the denominator is prior period revenues. The revenue impact is calculated as revenue decline of lost accounts in the relevant period from the prior period for the months after they were considered lost. Therefore, the attrition impact of clients lost in the current year may be partially captured in both the current and following period’s retention rates depending on what point during the period they are lost. Our gross retention rate does not factor in the revenue impact, whether growth or decline, attributable to existing clients or the incremental revenue impact of new clients.
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
•Drug and Health Screening – Comprehensive, accurate, and fast drug and health screening services through a network of approximately 20,000 collection sites supporting the SAMHSA.
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
Operating Expenses
Our cost structure is flexible and provides us with operational leverage to be able to effectively adapt to changing client needs and broader economic events. Additionally, in 2021 and 2022, we implemented strategic structural changes in our business to improve operating leverage and accelerate modernizing our technological infrastructure including leveraging robotics process automation. We moved to a virtual-first strategy and closed or reduced the size of 12 offices globally and began reducing our data center footprint as we executed moving our revenue to the cloud and streamlined our sales and operations organization for greater operational efficiency. As part of our refreshed strategy in 2022, we have begun executing on a restructuring program to realign senior leadership and functions, with the goal of elevating our go-to-market strategy and accelerating our technology and product innovation. At the end of 2022, we also launched Project Nucleus which we expect to drive meaningful cost savings and efficiency gains in our cost of revenues. This initiative aims to enhance our organization by re-engineering processes, driving fulfillment labor cost reductions and identifying and executing on additional automation opportunities. In any given period, operating expenses are driven by the amount of revenue, mix of clients and products, and impact of automation, productivity, and procurement initiatives. While we expect operating expenses to increase in absolute dollars to support our continued growth, we believe that operating expenses will decline gradually as a percentage of total revenues in the future as our business grows and our operating scale continues to improve.
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

Cost of revenues also includes salaries, benefits and stock-based compensation expense for personnel involved in the processing and fulfillment of our screening products and solutions, as well as our client care organization, and facilities costs for our onshore and offshore fulfillment centers. Additional vendor costs are third-party costs for robotics process automation related to fulfillment, and third-party costs related to hosting our fulfillment platforms in the cloud. We do not allocate depreciation and amortization to cost of revenues.

Corporate Technology and Production Systems
Included in this line item are costs related to maintaining our corporate information technology infrastructure and non-capitalizable costs to develop and maintain our production systems.
Corporate information technology expenses consist of personnel costs, including stock-based compensation, supporting internal operations such as information technology support and the maintenance of our information security and business continuity functions. Also included are third-party costs including cloud computing costs that support our corporate internal systems, software licensing and maintenance, telecommunications and other technology infrastructure costs.
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
Included within Corporate technology and production systems are non-capitalizable production system and corporate information technology expenses related to Project Ignite, a three-phase strategic investment initiative. Phase one of Project Ignite modernized client and candidate experiences and is complete. Phase two of Project Ignite focused on decommissioning our on-premises data centers and migrating our production systems and corporate information technological infrastructure to a managed service provider in the cloud. During the first half of 2021, we completed phase two initiatives related to the migration of our production and fulfillment systems to the cloud, and as a result, as of December 31, 2021, over 95% of our revenue is processed through platforms hosted in the cloud, which allows us to consistently maintain 99.9% platform availability while being prepared to scale into the future. The remaining expense to complete phase two was the decommissioning of our on-premises data centers for our internal corporate technology infrastructure and migration to the cloud which had been completed as of September 30, 2022. Phase three of Project Ignite was decommissioning of platforms purchased over the prior ten years and the migration of the clients to one global platform. This third and final phase, which we substantially completed as of December 31, 2022, unified our clients onto a single global platform. The future costs related to completing these initiatives will be included in our Corporate technology and production systems.
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
While we anticipate that our selling, general, and administrative (“SG&A”) expenses will be impacted by additional public company related reporting and compliance costs, we expect expenses to stabilize in the future as a result of strategic initiatives to drive operational efficiency.
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
Loss (gain) on Interest Rate Swaps
Loss (gain) on interest rate swaps consists of realized and unrealized losses (gains) on interest rate swaps, which we entered into to reduce our exposure to variability in expected future cash flows on the now-refinanced First Lien Term Loan, which bore interest at a variable rate. Unrealized gains and losses result from changes in the fair value of the swap and realized gains and losses reflect the amounts payable or receivable between the fixed rate on the swap and LIBOR. Our interest rate swap expired in June 2022 and did not qualify for hedge accounting treatment. On February 28, 2023, we entered into an amortizing $300.0 million notional value interest rate swap. The notional value steps down from $300.0 million to $150.0 million on February 27, 2026. The swap provides for us to pay, as applied to the notional value, a fixed rate of interest of 4.26% monthly and receive, on a monthly basis, an amount equal to the greater of the one-month term SOFR and a floor of (0.10%), as applied to the notional value (the “Floating Leg”). The interest rate swap matures on November 29, 2027. The interest expense related to the 2022 Credit Agreement will be offset by proceeds received from the Floating Leg of the interest rate swap.
Loss on Extinguishment of Debt
The loss on extinguishment of debt resulted from our credit agreement refinancing on November 29, 2022.
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

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA establishes a 15% corporate minimum tax effective for taxable years beginning after December 31, 2022 for domestic corporations with average annual adjusted financial statement income that exceeds $1.0 billion over a three-year period, and imposes a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. On November 23, 2022, our board of directors authorized a $100.0 million share repurchase program. For additional information regarding our share repurchase program, see “—Recent Developments—Share Repurchase Program.” We currently do not expect the tax-related provisions of the IRA to have a material impact on our financial results.
Results of Operations
Year Ended December 31, 2021 compared to the Year Ended December 31, 2022
    The following table sets forth certain historical consolidated and comparative financial information for the periods presented:

	Year Ended		Increase/
	December 31,		(Decrease)
	2021	2022	$	%

	(dollars in thousands, except per share amounts)
Revenues	$641,884	$766,782	$124,898	19.5%
Cost of revenues (exclusive of depreciation and amortization below)	313,155	407,683	94,528	30.2%
Corporate technology and production systems	44,323	50,487	6,164	13.9%
Selling, general and administrative	198,700	175,459	(23,241)	(11.7)%
Depreciation and amortization	82,064	73,140	(8,924)	(10.9)%
Impairments of long-lived assets	3,274	1,008	(2,266)	(69.2)%
Total operating expenses	641,516	707,777	66,261	10.3%
Operating income	368	59,005	58,637	15934.0%
Interest expense, net	30,857	29,547	(1,310)	(4.2)%
Loss (gain) on interest rate swaps	31	(297)	328	1058.1%
Other income	(1,532)	(2,034)	502	32.8%
Loss on extinguishment of debt	—	3,673	3,673	100.0%
Total other expense, net	29,356	30,889	1,533	5.2%
(Loss) Income before income taxes	(28,988)	28,116	57,104	197.0%
Income tax (benefit) provision	(10,461)	8,706	19,167	183.2%
Net (loss) income	$(18,527)	$19,410	$37,937	204.8%
Net (loss) income margin	(2.9)%	2.5%		186.2%
Net (loss) income per share - basic	$(0.21)	$0.21	$0.42	(200.0)%
Revenues
Revenues increased 19.5%, or $124.9 million, from $641.9 million for the year ended December 31, 2021 to $766.8 million for the year ended December 31, 2022. The 19.5% growth rate was driven by 14.4% organic constant currency revenue growth and 6.5% inorganic revenue growth from the acquisition of EBI, partially offset by a 1.4% unfavorable impact from fluctuations in foreign currency. The organic revenue increase reflected new client growth of approximately 9% and existing client growth of approximately 4% including base growth, cross-sell and up-sell, and net of attrition. Base growth moderated slightly earlier than expected in the third quarter of 2022 and this moderation continued through the fourth quarter of 2022, during which we experienced a year-over-year decline in base business growth with existing clients, driven by macroeconomic uncertainty, which impacted total revenue growth. Our investments in technology and products, coupled with our best-in-class turnaround times and customer-first focus, enabled our gross retention rate to remain strong at approximately 96% for the years ended December 31, 2021 and 2022. Pricing was relatively stable across the periods and not meaningful to the change in revenues.

Total revenue in our U.S. business grew 23.2% year-over-year, including approximately 8% growth from the EBI acquisition. We saw broad-based strength across our industry Verticals, with particularly exceptional results in our Industrials, Healthcare, and Financial and Business Services Verticals, as we executed our growth playbook and benefited from secular tailwinds that drove increased labor turnover. While our international business experienced total revenue growth of 3.1%, including greater than 20% revenue growth in APAC, the growth rate was significantly reduced as a result of the weakening of international currencies against the U.S.

dollar during the period and negatively impacted by a lower growth rate in Europe specifically driven by one-time COVID-19 revenues from a government agency in the first quarter of 2021.
Cost of Revenues
Cost of revenues increased 30.2%, or $94.5 million, from $313.2 million for the year ended December 31, 2021 to $407.7 million for the year ended December 31, 2022. This was driven by an $87.4 million increase due to increased volume and the EBI acquisition. The remainder of the increase is due to an increase in third-party data costs, additional payroll and related benefits expenses due to increased headcount to support revenue growth, increased professional and outside services fees and increased platform hosting costs.
Cost of revenues as a percentage of revenues increased by 437 basis points from 48.8% for the year ended December 31, 2021 to 53.2% for the year ended December 31, 2022.
Corporate Technology and Production Systems
Corporate technology and production systems expenses increased by 13.9%, or $6.2 million, from $44.3 million for the year ended December 31, 2021 to $50.5 million for the year ended December 31, 2022. These expenses include costs related to maintaining our corporate information technology infrastructure and non-capitalizable costs to develop and maintain our production systems. Costs related to maintaining our corporate information technology infrastructure increased by $3.9 million from $21.2 million for the year ended December 31, 2021 to $25.1 million for year ended December 31, 2022 due primarily to the acquisition of EBI, increased headcount and third party software license cost to support revenue growth and cloud hosting costs. Costs to develop platform and product initiatives increased by $1.3 million from $15.4 million for the year ended December 31, 2021 to $16.7 million for the year ended December 31, 2022 due primarily to additional payroll and related expenses and cloud hosting costs. Costs related to maintaining our production systems increased by $0.9 million from $7.7 million for the year ended December 31, 2021 to $8.6 million for the year ended December 31, 2022 due primarily to software licenses, maintenance costs and cloud hosting costs.

These expenses include non-capitalizable costs related to Project Ignite. We incurred $0.9 million related to phase one, $6.1 million related to phase two and $6.6 million related to phase three in the year ended December 31, 2021 compared to $3.7 million related to phase two and $10.7 million related to phase three in the year ended December 31, 2022. Phase two of Project Ignite was completed in 2022 and phase three of Project Ignite was substantially completed as of December 31, 2022. For detailed disclosure on Project Ignite, including information related to the anticipated completion and treatment of non-capitalizable expenses in future periods, please see “—Components of our Results of Operations — Operating Expenses — Corporate Technology and Production Systems.”

For the year ended December 31, 2022, corporate technology and production systems expenses also include $1.1 million of restructuring-related charges to support our strategy refresh.
Selling, General and Administrative

Selling, general and administrative expenses decreased by 11.7%, or $23.2 million, from $198.7 million for the year ended December 31, 2021 to $175.5 million for the year ended December 31, 2022. The year-over-year decrease was primarily driven by costs in the prior year related to the IPO of which $16.8 million related to a contractual compensation payment to a former executive in 2021 (of which $15.6 million was funded by certain stockholders), a $9.0 million decrease in stock-based compensation resulting from the accelerated vesting of outstanding options and the forgiveness of promissory notes exchanged for common stock in connection with the IPO in 2021, and a $8.9 million decrease in management fees primarily the result of the termination of the MSA (as defined in Part II, Item 8. “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 18—Related Party Transactions”) in connection with the IPO in 2021. The year-over-year decrease was partially offset by a $5.1 million increase in payroll and related taxes and benefits expense due to the EBI acquisition and severance related charges to support our strategy refresh, $3.3 million of legal settlements impacting comparability and a $2.9 million increase due to a full year of insurance costs related to operating as a public company.
Depreciation and Amortization

Depreciation and amortization expense decreased by 10.9%, or $9.0 million, from $82.1 million for the year ended December 31, 2021 to $73.1 million for the year ended December 31, 2022 primarily due to an $11.0 million decrease in intangible asset amortization resulting from assets being fully amortized and new intangible assets added at lower rates compared to those which became fully depreciated in the period coupled with reduced fixed asset depreciation resulting from decreased capital expenditure activity. This year-over year decrease was partially offset by a $2.3 million increase due to a full year of depreciation and amortization for assets acquired in the purchase of EBI.
Impairments of Long-Lived Assets
Impairments of long-lived assets decreased by 69.2%, or $2.3 million, from $3.3 million for the year ended December 31, 2021 to $1.0 million for the year ended December 31, 2022 primarily due to real estate consolidation during 2021. Impairment costs for 2021 were mainly driven by the write-off of fixed assets related to the exit of our office in Bellevue, Washington and impairment costs during 2022 primarily related to the exit of EBI’s office.
Interest Expense, Net

Interest expense decreased by 4.2%, or $1.4 million, from $30.9 million for the year ended December 31, 2021 to $29.5 million for the year ended December 31, 2022 primarily due to a decrease in amortization of loan discount and deferred financing fees. Amortization of loan discount and deferred financing fees resulted in expense of $3.7 million and $2.1 million for the years ended December 31, 2021 and 2022, respectively.
Loss (gain) on Interest Rate Swaps
Loss (gain) on interest rate swaps increased by $0.3 million, from a loss of less than $0.1 million for the year ended December 31, 2021 to a gain of $0.3 million for the year ended December 31, 2022 due to a mark to market (“MTM”) gain of $4.1 million offset by a realized loss of $3.8 million. We were party to one interest rate swap during 2022, which matured on June 30, 2022.

Loss on Extinguishment of Debt
During the year ended December 31, 2022, we incurred a $3.7 million loss on extinguishment of debt resulting from the credit agreement refinancing on November 29, 2022.
Income Tax (Benefit) Provision
Income tax (benefit) provision increased by $19.2 million from a benefit of $10.5 million for the year ended December 31, 2021 to an income tax provision of $8.7 million for the year ended December 31, 2022, resulting in an effective tax rate of 36.1% and 31.0%, respectively. The increase in income tax provision is primarily due to the increase in income before taxes. Income before taxes increased $57.1 million from a loss before taxes of $29.0 million for the year ended December 31, 2021 to income before taxes of $28.1 million for the year ended December 31, 2022. For the years ended December 31, 2021 and 2022, the effective rate differs from the statutory rate mainly due to a jurisdictional mix of earnings and permanent items.
Net (Loss) Income and Net (Loss) Income Margin
Net (loss) income improved by $37.9 million, from a net loss of $18.5 million for the year ended December 31, 2021 to net income of $19.4 million for the year ended December 31, 2022. Net (loss) income margin improved 186.2% from a net loss margin of 2.9% for the year ended December 31, 2021 to a net income margin of 2.5% for the year ended December 31, 2022.

The improvement in both net (loss) income and net (loss) income margin resulted primarily from increased revenues and the decrease in IPO-related expenses in 2022.
Net (Loss) Income Per Share
Net (loss) income per share improved $0.42 per share from a net loss of $0.21 per share for the year ended December 31, 2021 to net income of $0.21 per share for the year ended December 31, 2022.
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
Organic constant currency revenue growth is calculated by adjusting for inorganic revenue growth, which is defined as the impact to revenue growth in the current period from M&A activity that has occurred over the past twelve months, and converting the current period revenue at foreign currency exchange rates consistent with the prior period. For the years ended December 31, 2021 and 2022, we have provided the impact of revenue from the acquisition of EBI in November 2021. We present organic constant currency revenue growth because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance; however, it has limitations as an analytical tool, and you should not consider such a measure either in isolation or as a substitute for analyzing our results as reported under US GAAP. In particular, organic constant currency revenue growth does not reflect M&A activity or the impact of foreign currency exchange rate fluctuations.

Adjusted EBITDA is defined as net (loss) income adjusted for (benefit) provision for income taxes, interest expense, depreciation and amortization, stock-based compensation, transaction expenses related to the IPO and one-time public company transition expenses, M&A activity, optimization and restructuring, technology transformation costs, foreign currency (gains) and losses and other costs affecting comparability. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue for the applicable period. We present Adjusted EBITDA and Adjusted EBITDA Margin because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management and our board of directors use Adjusted EBITDA and Adjusted EBITDA Margin to evaluate the factors and trends affecting our business to assess our financial performance and in preparing and approving our annual budget and believe they are helpful in highlighting trends in our core operating performance. Further, our executive incentive compensation is based in part on components of Adjusted EBITDA. Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tools and should not be considered in isolation or as substitutes for our results as reported under US GAAP. Adjusted EBITDA excludes items that can have a significant effect on our profit or loss and should, therefore, be considered only in conjunction with net (loss) income for the period. Because not all companies use identical calculations, these measures may not be comparable to other similarly titled measures of other companies.

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

Adjusted Free Cash Flow is defined as Net Cash provided by (used in) Operating Activities minus purchases of property and equipment and purchases of intangible assets and capitalized software. For the year ended December 31, 2021, Adjusted Free Cash Flow reflects adjustments for one-time, cash, non-operating expenses related to the IPO. We present Adjusted Free Cash Flow because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding certain material non-recurring, non-operating cash items that we do not expect to continue at the same level in the future. Adjusted Free Cash Flow has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under US GAAP.

Organic Constant Currency Revenue Growth

The following table reconciles revenue growth, the most directly comparable US GAAP measure, to organic constant currency revenue growth for the periods presented:

	Year Ended
	December 31,
	2021	2022
Reported revenue growth	41.4%	19.5%
Inorganic revenue growth (1)	0.7%	6.5%
Impact from foreign currency exchange (2)	1.7%	(1.4)%
Organic constant currency revenue growth	39.0%	14.4%
_______________________________

(1)Impact to revenue growth in the current period from M&A activity that has occurred over the past twelve months.

(2)Impact to revenue growth in the current period from fluctuations in foreign currency exchange rates.

Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA increased by 10.8%, or $19.3 million, from $179.2 million for the year ended December 31, 2021 to $198.5 million for the year ended December 31, 2022. Adjusted EBITDA Margin decreased by 200 basis points year-over-year from 27.9% in 2021 to 25.9% in 2022 predominantly due to three quarters of public company costs, the acquisition of EBI and moderation in base growth, beginning in the latter part of the third quarter of 2022.
The following table reconciles net (loss) income, the most directly comparable US GAAP measure, to Adjusted EBITDA for the periods presented:

	Year Ended
	December 31,
	2021	2022

	(dollars in thousands)
Net (loss) income	$(18,527)	$19,410
Income tax (benefit) provision	(10,461)	8,706
Interest expense, net	30,857	29,547
Depreciation and amortization	82,064	73,140
Stock-based compensation	32,580	23,805
Loss on extinguishment of debt	—	3,673
Transaction expenses(1)	43,046	11,493
Restructuring(2)	4,915	9,024
Technology Transformation(3)	13,088	16,794
Settlements impacting comparability(4)	468	3,319
Loss (gain) on interest rate swaps(5)	31	(297)
Other(6)	1,123	(111)
Adjusted EBITDA	$179,184	$198,503
Adjusted EBITDA Margin	27.9%	25.9%

_______________________________

(1)Consists of transaction expenses related to M&A, associated earn-outs, investor management fees in connection with the MSA, costs related to the preparation of the IPO, one-time public company transition expenses and fees associated with financing transactions. For the year ended December 31, 2021, IPO related expenses of $38.2 million included $16.8 million of contractual compensation payments to former executives (of which, $15.6 million was funded by certain stockholders), $7.5 million associated with the final settlement of fees in connection with the MSA and $13.9 million of professional fees and other related expenses. The year ended December 31, 2021 also includes $1.9 million in costs related to the acquisition of EBI, $1.4 million of earn-out and performance-based incentive payments associated with an acquisition in 2018 and $1.4 million of investor management fees in connection with the MSA, associated with the terms prior to the final settlement. For the year ended December 31, 2022, costs consisted primarily of $5.4 million of one-time public company transition expenses and expenses related to our credit agreement refinancing, and $6.1 million related to M&A activity for the acquisitions of EBI and Socrates.

(2)Consists of restructuring-related costs, including executive recruiting and severance charges, and lease termination costs and disposal of fixed assets related to our real estate consolidation efforts. During 2020, we executed an extensive restructuring program, significantly strengthening our management team and creating a client facing industry-specific Vertical organization. This program was completed by the end of 2020 and the final costs related to this program were incurred through the first quarter of 2021. Beginning in 2020, we began executing a virtual-first strategy, closing offices and reducing office space globally. In 2022, we began executing on a restructuring program to realign senior leadership and functions with the goal of elevating our go-to-market strategy and accelerating our technology and product innovation. For the year ended December 31, 2021, costs include $0.5 million of restructuring-related executive recruiting and severance charges and $4.4 million of lease termination costs and write-offs on disposal of fixed assets related to our real estate consolidation program. For the year ended December 31, 2022, costs include approximately $6.9 million of restructuring-related severance and other charges.

(3)Includes costs related to technology modernization, as well as costs related to decommissioning of on-premise production systems and redundant fulfillment systems of acquired companies and the migration to our platform. We believe that these costs are discrete and non-recurring in nature, as they relate to a one-time restructuring and decommissioning of our on-premise production systems and corporate technological infrastructure and the move to a managed service provider, decommissioning redundant fulfillment systems and modernizing internal functional systems. As such, they are not normal, recurring operating expenses and are not reflective of ongoing trends in the cost of doing business. The significant majority of these are related to the last two phases of Project Ignite, a three-phase strategic investment initiative launched in 2019 to create a cloud-native enterprise-class global platform, with the remainder related to an investment made to modernize internal functional systems in preparation for our public company infrastructure. Phase two of Project Ignite was completed in 2022 and phase three of Project Ignite was substantially completed as of December 31, 2022. For the years ended December 31, 2021 and 2022, investments related to Project Ignite were $12.7 million and $14.4 million, respectively. Additional investment made to modernize internal functional systems was $0.4 million in 2021. For the year ended December 31, 2022, $2.4 million related primarily to decommissioning of the on-premise production system and decommissioning of the redundant fulfillment system of EBI and migrating onto our platform.

(4)Consists of non-recurring settlements and the related legal fees impacting comparability. For the year ended December 31, 2021, costs include $0.5 million incurred in a settlement related to sales tax. For the year ended December 31, 2022, costs include legal settlements totaling $3.3 million, net of insurance recovery, for certain class action cases settled in the year. These sales tax costs and legal settlement related costs were discrete and non-recurring in nature, and we do not expect them to occur in future periods.

(5)Consists of loss (gain) on interest rate swaps. See “—Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” for additional information on interest rate swaps.

(6)Consists of costs related to a local government mandate in India, loss (gain) on foreign currency transactions, impairment of capitalized software and other costs outside of the ordinary course of business. The following table summarizes these costs for the periods presented:

	Year Ended
	December 31,
(in thousands)	2021	2022
Other
Government mandate	$—	$—
Loss (gain) on foreign currency transactions	1,425	(294)
Impairment of capitalized software	219	183
Duplicate fulfillment charges	(521)	—
Total	$1,123	$(111)

The following table presents the calculation of Net (Loss) Income Margin and Adjusted EBITDA Margin for the periods presented:

	Year Ended
	December 31,
	2021	2022
(dollars in thousands)
Net (loss) income	$(18,527)	$19,410
Adjusted EBITDA	179,184	198,503
Revenues	641,884	766,782
Net (Loss) Income Margin	(2.9)%	2.5%
Adjusted EBITDA margin	27.9%	25.9%

Adjusted Net Income and Adjusted Earnings Per Share
Adjusted Net Income increased by 15.5%, or $14.3 million, from $92.2 million for the year ended December 31, 2021 to $106.5 million for the year ended December 31, 2022. The increase was primarily due to the increase in revenue for the year ended December 31, 2022 compared to December 31, 2021 and IPO-related expenses included in the prior period.
Adjusted Earnings Per Share—basic increased by 10.8%, or $0.11, from $1.02 per share for the year ended December 31, 2021 to $1.13 per share for the year ended December 31, 2022. Adjusted Earnings Per Share—diluted increased by 11.3%, or $0.11, from $0.97 per share for the year ended December 31, 2021 to $1.08 per share for the year ended December 31, 2022. The increase in Adjusted Earnings Per Share—basic and Adjusted Earnings Per Share—diluted was primarily due to the increase in Adjusted Net Income.
The following tables reconcile net (loss) income, the most directly comparable US GAAP measure, to Adjusted Net Income and Adjusted Earnings Per Share for the periods presented:

	Year Ended
	December 31,
	2021	2022

	(in thousands, except per share amounts)
Net (loss) income	$(18,527)	$19,410
Income tax (benefit) provision	(10,461)	8,706
(Loss) income before income taxes	(28,988)	28,116
Amortization of acquired intangible assets	52,777	48,783
Stock-based compensation	32,580	23,805
Loss on extinguishment of debt	—	3,673
Transaction expenses(1)	43,046	11,493
Restructuring(2)	4,915	9,024
Technology Transformation(3)	13,088	16,794
Settlements impacting comparability(4)	468	3,319
Loss (gain) on interest rate swaps(5)	31	(297)
Other(6)	1,123	(111)
Adjusted Net Income before income tax effect	119,040	144,599
Income tax effect(7)	26,808	38,054
Adjusted Net Income	$92,232	$106,545
Net (Loss) Income per share-diluted	$(0.21)	$0.20
Adjusted Earnings Per Share-basic	1.02	1.13
Adjusted Earnings Per Share-diluted	0.97	1.08
_______________________________

(1)Consists of transaction expenses related to M&A, associated earn-outs, investor management fees, costs related to the preparation of the IPO, one-time public company transition expenses and fees associated with financing transactions.
(2)Consists of restructuring-related costs, including executive recruiting and severance charges, and lease termination costs and disposal of fixed assets related to our real estate consolidation efforts. During 2020, we executed an extensive restructuring program, significantly strengthening our management team and creating a client facing industry-specific Vertical organization. This program was completed by the end of 2020 and the final costs related to this program were incurred through the first quarter of 2021. Beginning in 2020, we began executing a virtual-first strategy, closing offices and reducing office space globally. In 2022, we began executing on a restructuring program to realign senior leadership and functions with the goal of elevating our go-to-market strategy and accelerating our technology and product innovation.
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
(6)Consists of costs related to a local government mandate in India, (gain) loss on foreign currency transactions, impairment of capitalized software and other costs outside of the ordinary course of business. The following table summarizes these costs for the periods presented:

	Year Ended
	December 31,
(in thousands)	2021	2022
Other
Government mandate	$—	$—
(Gain) Loss on foreign currency transactions	1,425	(294)
Impairment of capitalized software	219	183
Duplicate fulfillment charges	(521)	—
Total	$1,123	$(111)

(7)Normalized effective tax rates of 22.5% and 26.3% have been used to compute Adjusted Net Income for the 2021 and 2022 periods, respectively. As of December 31, 2022, we had net operating loss carryforwards of approximately $16.3 million for federal income tax purposes and deferred tax assets of approximately $6.3 million related to state and foreign income tax loss carryforwards available to reduce future income subject to income taxes. The amount of actual cash taxes we pay for federal, state, and foreign income taxes differs significantly from the effective income tax rate computed in accordance with US GAAP, and from the normalized rate shown above.

The following table reconciles net (loss) income per share, the most directly comparable US GAAP measure, to Adjusted Earnings Per Share for the periods presented:

	Year Ended
	December 31,
(in thousands, except share and per share amounts)	2021	2022
Net (loss) income	$(18,527)	$19,410
Undistributed losses allocated to stockholders	$(18,527)	$19,410

Weighted average number of shares outstanding – basic	90,218,386	94,052,435
Weighted average number of shares outstanding – diluted	90,218,386	98,866,004
Net (loss) income per share – basic	$(0.21)	$0.21
Net (loss) income per share – diluted	$(0.21)	$0.20

Adjusted Net Income	$92,232	$106,545
Less: Undistributed amounts allocated to participating securities	—	—
Undistributed earnings allocated to stockholders	$92,232	$106,545

Weighted average number of shares outstanding – basic	90,218,386	94,052,435
Weighted average number of shares outstanding – diluted	95,082,550	98,866,004
Adjusted earnings per share - basic	$1.02	$1.13
Adjusted earnings per share - diluted	$0.97	$1.08

The following table presents the calculation of Adjusted Diluted Earnings Per Share for the periods presented:

	Year Ended
	December 31,
	2021	2022
Net (loss) income per share – diluted	$(0.21)	$0.20
Adjusted Net Income adjustments per share
Income tax (benefit) provision	(0.11)	0.09
Amortization of acquired intangible assets	0.56	0.49
Stock-based compensation	0.34	0.24
Loss on extinguishment of debt	—	0.04
Transaction expenses(1)	0.46	0.12
Restructuring(2)	0.05	0.09
Technology Transformation(3)	0.14	0.17
Settlements impacting comparability(4)	0.01	0.03
Loss on interest rate swaps(5)	—	(0.01)
Other(6)	0.01	—
Income tax effect(7)	(0.28)	(0.38)
Adjusted earnings per share - diluted	$0.97	$1.08

Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding – diluted (GAAP)	90,218,386	98,866,004
Options not included in weighted average number of shares outstanding – diluted (GAAP) (using treasury stock method)	4,864,164	—
Weighted average number of shares outstanding – diluted (non-GAAP) (using treasury stock method)	95,082,550	98,866,004

_______________________________

(1)Consists of transaction expenses related to M&A, associated earn-outs, investor management fees, costs related to the preparation of the IPO, one-time public company transition expenses and fees associated with financing transactions.

(2)Consists of restructuring-related costs, including executive recruiting and severance charges, and lease termination costs and disposal of fixed assets related to our real estate consolidation efforts. During 2020, we executed an extensive restructuring program, significantly strengthening our management team and creating a client facing industry-specific Vertical organization. This program was completed by the end of 2020 and the final costs related to this program were incurred through the first quarter of 2021. Beginning in 2020, we began executing a virtual-first strategy, closing offices and reducing office space globally. In 2022, we began executing on a restructuring program to realign senior leadership and functions with the goal of elevating our go-to-market strategy and accelerating our technology and product innovation.

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

(6)Consists of costs related to a local government mandate in India, (gain) loss on foreign currency transactions, impairment of capitalized software and other costs outside of the ordinary course of business. The following table summarizes these costs for the periods presented:

	Year Ended
	December 31,
(in thousands)	2021	2022
Other
Government mandate	$—	$—
(Gain) Loss on foreign currency transactions	1,425	(294)
Impairment of capitalized software	219	183
Duplicate fulfillment charges	(521)	—
Total	$1,123	$(111)
(7)Normalized effective tax rates of 22.5% and 26.3% have been used to compute Adjusted Net Income for the 2021 and 2022 periods, respectively. As of December 31, 2022, we had net operating loss carryforwards of approximately $16.3 million for federal income tax purposes and deferred tax assets of approximately $6.3 million related to state and foreign income tax loss carryforwards available to reduce future income subject to income taxes. The amount of actual cash taxes we pay for federal, state, and foreign income taxes differs significantly from the effective income tax rate computed in accordance with US GAAP, and from the normalized rate shown above.

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
Our capital expenditures can vary depending on the timing of the development of new products and services and technological enhancement-related investments. Capital expenditures, excluding acquisitions, for the years ended December 31, 2021 and 2022 were approximately $19.1 million and $20.2 million, respectively, primarily related to capitalizable software development.
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
As of December 31, 2022, we had cash and cash equivalents of approximately $103.1 million.

Our total principal amount of indebtedness outstanding was $505.5 million under our 2022 Credit Agreement as of December 31, 2022. All cash and cash equivalents are held with independent financial institutions with a minimum credit rating of A as defined by the three main credit rating agencies. As of December 31, 2022, all cash and cash equivalents were held in accounts with banks such that the funds are immediately available or in fixed term deposits with a maximum maturity of three months.

Credit Facility
On November 29, 2022 (the “Closing Date”), Sterling Infosystems, Inc. (the “Borrower”), a Delaware corporation and a subsidiary of the Company, entered into a credit agreement (the “2022 Credit Agreement”) by and among the Borrower, as borrower, Sterling Intermediate Corp. (“Parent”), KeyBank National Association, as administrative agent (the “Administrative Agent”), certain guarantors party thereto (the “Guarantors”) and the lenders party thereto.
The 2022 Credit Agreement provides for aggregate principal borrowings of $700.0 million, comprised of $300.0 million aggregate principal amount of term loans (the “Term Loans”) and a $400.0 million revolving credit facility (the “Revolving Credit Facility”). The Term Loans and the Revolving Credit Facility mature on November 29, 2027.
Amounts outstanding under the 2022 Credit Agreement bear interest under either of the following two rates, elected in advance by the Borrower: (1) a base rate (equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 1⁄2 of 1% and (c) the one-month adjusted term Secured Overnight Financing Rate (“SOFR”) rate plus 1%); or (2) an adjusted term SOFR rate (equal to the sum of (a) term SOFR plus (b) 0.10%), in each case, plus a tiered floating interest rate margin based on the net leverage ratio of the Borrower and its subsidiaries. Interest on adjusted term SOFR borrowings is payable on the last business day of the one, three or six-month interest period selected by the Borrower (except in the case of a six-month election, in which case it is payable on the last business day of the third and sixth month). Interest on base rate borrowings is payable on the last business day of each quarter. The applicable interest rate at December 31, 2022 was 6.76%.
We, as borrower, will pay a quarterly unused commitment fee at a rate per annum ranging from 0.20% to 0.30%, on the unused portion of the Revolving Credit Facility based on the net leverage ratio of the Borrower and its subsidiaries. We can use available funding capacity under the Revolving Credit Facility to issue letters of credit, subject to a sublimit equal to the lesser of $40.0 million and amounts available for borrowing under the Revolving Credit Facility.
The Term Loans amortize quarterly in the following amounts: $1.875 million per quarter (for the first four full quarters ending after the Closing Date), $3.75 million per quarter (for the next eight quarters) and $5.625 million per quarter (for the next seven quarters).
The 2022 Credit Agreement contains covenants that, among other things, restrict our ability to: incur certain additional indebtedness; transfer money between various subsidiaries; pay dividends on, repurchase or make distributions with respect to subsidiaries’ capital stock or make other restricted payments; issue stock of subsidiaries; make certain investments, loans or advances; transfer and sell certain assets; create or permit liens on assets; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into certain transactions with affiliates; and amend certain documents.
The 2022 Credit Agreement also contains financial covenants that require us to comply with (a) a maximum net leverage ratio of 4.00:1.00 (which may be increased to 4.50:1.00 for four quarters if the Borrower and its subsidiaries consummate acquisitions during any 6-month period for which the total aggregate cash consideration is greater than or equal to $75.0 million) and (b) a minimum interest coverage ratio of 3.00:1.00. Both financial covenants are tested quarterly. Since origination, we have been in compliance with all covenants under the 2022 Credit Agreement.
The Term Loans and the Revolving Credit Facility (and related revolving borrowings) are guaranteed by Parent and all of our material wholly owned domestic subsidiaries. Obligations under the 2022 Credit Agreement are collateralized by a first lien on substantially all of our assets and outstanding capital stock of our material domestic subsidiaries, subject to certain exceptions. The 2022 Credit Agreement also contains various events of default, including, without limitation, the failure to pay interest or principal when the same is due, cross default and cross acceleration provisions, the failure of representations and warranties contained therein to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding under the 2022 Credit Agreement, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.
The net proceeds of the Term Loans, together with borrowings of approximately $223.0 million under the Revolving Credit Facility, were used to repay all outstanding indebtedness, including accrued and unpaid interest, in an aggregate amount of approximately $513.9 million, under that certain First Lien Credit Agreement, dated June 19, 2015 (as amended, the “2015 Credit Agreement”), by and among the Borrower, as borrower, the guarantors party thereto, KeyBank National Association, as administrative agent, and the lenders party thereto, and to pay related fees and expenses.
As of December 31, 2022, amounts outstanding under the 2022 Credit Agreement totaled $505.5 million and we had $194.5 million of capacity remaining under the Revolving Credit Facility and outstanding letters of credit in the amount of $0.7 million.
Cash Flows
The following table presents a summary and comparison of our consolidated cash flows from operating, investing and financing activities for the periods presented:

	Year Ended
	December 31,
	2021	2022
Net cash provided by operating activities	$68,605	$104,263
Net cash used in investing activities	(85,376)	(20,136)
Net cash used in financing activities	(1,087)	(25,939)
Effect of exchange rate changes on cash	(777)	(3,091)
(Decrease) increase in cash and cash equivalents	(18,635)	55,097
Cash and cash equivalents at beginning of period	66,633	47,998
Cash and cash equivalents at end of period	$47,998	$103,095

Operating Activities
Net cash provided by operating activities for the year ended December 31, 2021 was $68.6 million and reflected the adjustment to net loss for non-cash charges totaling $91.6 million, primarily driven by $82.1 million of depreciation and amortization (including $52.1 million of acquired intangible asset amortization), $32.6 million of stock-based compensation, $3.3 million for amortization of debt discount, $3.3 million of impairment of long-lived assets and $1.2 million of provision for bad debt, partially offset by $22.0 million in deferred income taxes, $7.4 million related to changes in the fair value of derivative instruments and $1.6 million in deferred rent. Changes in operating assets and liabilities reduced cash provided by operating activities by $3.3 million for the year.
Net cash provided by operating activities for the year ended December 31, 2022 was $104.3 million and reflected the adjustment to net income for non-cash charges totaling $94.6 million, primarily driven by $73.1 million of depreciation and amortization (including $48.8 million of acquired intangible asset amortization), $23.8 million of stock-based compensation expense and a $3.7 million loss on the extinguishment of debt, partially offset by $4.1 million related to changes in the fair value of derivative instruments and an unrealized translation gain on investment in foreign subsidiaries of $2.3 million and $3.3 million in deferred income taxes. Changes in operating assets and liabilities reduced cash provided by operating activities by $9.8 million for the year.
Investing Activities
Net cash used in investing activities for the years ended December 31, 2021 and 2022 was $85.4 million and $20.1 million, respectively. Net cash used in investing activities decreased primarily due to the acquisition of EBI during the year ended December 31, 2021.
Net cash used in investing activities for the year ended December 31, 2021 primarily consisted of $66.3 million of cash used for the acquisition of EBI in addition to $15.9 million of investment in capitalized software development and $3.2 million in computer hardware and other property, plant and equipment. Net cash used in investing activities for the year ended December 31, 2022 primarily consisted of $15.7 million of investment in capitalized software development and $4.5 million in computer hardware and other property, plant and equipment.
Financing Activities
Net cash used in financing activities for the years ended December 31, 2021 and 2022 was $1.1 million and $25.9 million, respectively. Net cash used in financing activities for the year ended December 31, 2021 consisted of $113.1 million of repayments of long-term debt coupled with the payment of $7.9 million of IPO costs offset by $102.6 million of proceeds from the issuance of common stock in the IPO and a $15.6 million capital contribution from certain stockholders to fund a contractual compensation payment to former executives. Net cash used in financing activities for the year ended December 31, 2022 consisted of $14.0 million of common stock repurchases and $510.3 million of repayments of long-term debt, repayment of revolving credit facility borrowings of $17.5 million and the payment of $9.1 million of debt issuance costs offset by proceeds from Term Loans and Revolving Credit Facility borrowings of $300.0 million and $223.0 million, respectively, in connection with our credit agreement refinancing in November 2022.
Adjusted Free Cash Flow
Adjusted Free Cash Flow was roughly flat for the year ended December 31, 2021 compared to the year ended December 31, 2022 as a result of higher operating income offset by increased cash tax and interest payments.
The following table reconciles net cash flow provided by operating activities, the most directly comparable US GAAP measure, to Adjusted Free Cash Flow for the periods presented:

	Year Ended
	December 31,
(in thousands)	2021	2022
Net cash provided by operating activities	$68,605	$104,263
Total IPO adjustments(1)	34,777	—
Purchases of intangible assets and capitalized software	(15,860)	(15,689)
Purchase of property and equipment	(3,234)	(4,498)
Adjusted Free Cash Flow	$84,288	$84,076
______________________________

(1)     Includes one-time, cash, non-operating expenses related to the IPO. Costs included are $16.8 million of contractual compensation payments to former executives, of which $15.6 million was funded by certain stockholders, $7.5 million of a final settlement of investor management fees in connection with the Fourth Amended and Restated Management services agreement, and $10.5 million related primarily to professional fees and other expenses.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements.

Contractual Obligations
Our principal commitments consist of obligations for outstanding debt and leases for our office spaces. For additional information, see Note 8, “Leases” and Note 9, “Debt” to our audited consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
Goodwill and Intangible Assets, net and Impairment
We record the excess of purchase price over fair value of net assets of acquired entities as goodwill. Management relies on numerous assumptions and estimates in determining fair value of acquired entities and significant changes in such estimates could yield materially different results when determining goodwill.
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
Goodwill is tested for impairment annually during the fourth quarter of each calendar year or when certain triggering events require additional testing. An impairment loss is recognized if the carrying amount of the reporting unit exceeds its fair value. We performed qualitative assessments of goodwill during the fourth quarters of 2021 and 2022 and based on the results of these assessments, there were no reporting units at risk of having a carrying value in excess of the fair value. Should conditions change which impact fair value and the factors that determine the need for impairment, there is a possibility that we could recognize impairment in future periods. Materially incorrect estimates of fair value could cause an impairment to goodwill and potentially result in a loss of profitability.
Based on a quantitative assessment of the carrying values of capitalized software costs and property and equipment no longer in use due to office closures, we recorded an impairment loss in the amount of $3.3 million and $1.0 million during the years ended December 31, 2021 and 2022, respectively.
Derivative Instruments and Hedging Activities
We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. dollar (“USD”). Specifically, we are exposed to third-party expenses denominated in Indian rupees (“INR”). As such, we historically have entered into, and plan to enter into in the future, foreign currency forward agreements to manage our exposure to exchange rate fluctuations between the USD and INR exchange rate. Additionally, we are exposed to variability in expected future cash outflows on variable rate debt attributable to changes in reference rates. As such, we historically have entered into, and plan to enter into in the future, interest rate swaps to economically offset a portion of this risk.
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
As the prices of the hedged commodity moves in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, exchange rates and changes in reference rates, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency and Derivative Risk
We from time to time enter into foreign currency options and forward contracts to mitigate the foreign exchange risk on expected future cash outlays to fund our fulfillment centers. We hedge our INR denominated expenses through foreign exchange contracts. These contracts were designated as cash flow hedges and qualified for hedge accounting under US GAAP. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is also presented in the same line of the consolidated statements of operations and comprehensive loss as the earnings effect of the hedged transaction. As of December 31, 2021 and 2022, we did not have any outstanding USD-INR foreign currency forward contracts.
During the year ended December 31, 2021, there was a gain of $0.3 million related to the excluded components of the hedged transaction, which was reclassified into cost of revenues and selling, general and administrative expense in the consolidated statements of operations and comprehensive loss.
Recognized realized net gains from remeasurement of foreign currency forward contracts were immaterial for the year ended December 31, 2021.

Credit Risk
As of December 31, 2021 and 2022, we had accounts receivable, net of allowance for expected credit losses, of $127.9 million and $139.6 million, respectively. For the years ended December 31, 2021 and 2022, no single client accounted for more than 3% of our revenue. No single client had an accounts receivable balance greater than 3% of total accounts receivable as of December 31, 2021 or 2022.

Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings, under our 2015 Credit Agreement through November 2022 and under our 2022 Credit Agreement subsequent to the refinancing. Our first lien term loan accrued interest at either (1) an applicable rate of 2.5% plus the greater of (a) the prime rate or (b) the federal funds rate plus 1/2 of 1% (c) the one-month LIBOR plus 1%, or (d) a 2% floor; (2) an applicable rate of 3.5% plus one-month LIBOR which is subject to a 1% floor. Amounts outstanding under the 2022 Credit Agreement bear interest under either of the following two rates, elected in advance by us: (1) a base rate (equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 1⁄2 of 1% and (c) the one-month adjusted term SOFR rate plus 1%); or (2) an adjusted term SOFR rate (equal to the sum of (a) term SOFR plus (b) 0.10%), in each case, plus a tiered floating interest rate margin based on the net leverage ratio. Our borrowings as of December 31, 2021 accrued interest at 4.5%, based on an applicable rate of 3.5% plus LIBOR rate floor of 1% as per (2) above with respect to the 2015 Credit Agreement. Our borrowings as of December 31, 2022 accrued interest at 6.76% based on an adjusted term SOFR rate (equal to the sum of (a) term SOFR plus (b) 0.10%) plus a tiered floating interest rate margin based on our net leverage ratio.
We have historically hedged against changes in the interest rates through interest rate swaps and expect to do so in the future. As of December 31, 2022, we were not party to any outstanding interest rate swaps. On February 28, 2023, we entered into an amortizing $300.0 million notional value interest rate swap. The notional value steps down from $300.0 million to $150.0 million on February 27, 2026. The swap provides for us to pay, as applied to the notional value, a fixed rate of interest of 4.26% monthly and receive, on a monthly basis, an amount equal to the greater of the one-month term SOFR and a floor of (0.10%), as applied to the notional value (the “Floating Leg”). The interest rate swap matures on November 29, 2027. The interest expense related to the 2022 Credit Agreement will be offset by proceeds received from the Floating Leg of the interest rate swap.

Effects of Inflation
While inflation may impact our revenues and operating expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, if inflation continues or worsens, it could negatively impact us by increasing our operating expenses. For example, inflation may lead to cost increases in multiple areas across our business, including the cost of labor. Further, inflation may also cause our customers to reduce their use of our products and services. To the extent that we are unable to pass on these costs through increased prices, revised budget estimates or offset them otherwise, or that we experience lower demand from our customers due to inflation, the rising rate of inflation may adversely affect our business, results of operations and financial condition.

Item 8. Financial Statements and Supplementary Data.

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sterling Check Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sterling Check Corp. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2022.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
March 2, 2023

We have served as the Company’s auditor since 2010.

STERLING CHECK CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share amounts)	2021	2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,998	$103,095
Accounts receivable (net of allowance of $2,949 and $3,200 as of December 31, 2021 and 2022, respectively)	127,927	139,579
Insurance receivable	—	921
Prepaid expenses	12,510	13,433
Other current assets	11,563	13,654
Total current assets	199,998	270,682
Property and equipment, net	11,124	10,341
Goodwill	852,536	849,609
Intangible assets, net	297,146	241,036
Deferred income taxes	4,770	4,452
Operating leases right-of-use asset	—	20,084
Other noncurrent assets, net	6,685	11,050
TOTAL ASSETS	$1,372,259	$1,407,254
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,127	$38,372
Litigation settlement obligation	—	4,165
Accrued expenses	67,971	67,047
Current portion of long-term debt	6,461	7,500
Operating leases liability, current portion	—	3,717
Other current liabilities	24,361	12,939
Total current liabilities	129,920	133,740
Long-term debt, net	499,107	493,990
Deferred income taxes	28,584	23,707
Long-term operating leases liability, net of current portion	—	16,835
Other liabilities	5,024	2,336
Total liabilities	662,635	670,608
COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ EQUITY:

Preferred stock ($0.01 par value; 100,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 1,000,000,000 shares authorized, and 95,854,795 shares issued and 95,746,975 shares outstanding as of December 31, 2021; 97,765,120 shares issued and 96,717,883 shares outstanding as of December 31, 2022)	68	76
Additional paid-in capital	916,578	942,789
Common stock held in treasury (107,820 shares and 1,047,237 shares as of December 31, 2021 and 2022, respectively)	(897)	(14,859)
Accumulated deficit	(206,218)	(186,448)
Accumulated other comprehensive income (loss)	93	(4,912)
Total stockholders’ equity	709,624	736,646
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,372,259	$1,407,254

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CHECK CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(in thousands except share and per share data)	2020	2021	2022

REVENUES	$454,053	$641,884	$766,782
OPERATING EXPENSES:
Cost of revenues (exclusive of depreciation and amortization below)	217,310	313,155	407,683
Corporate technology and production systems	44,296	44,323	50,487
Selling, general and administrative	122,554	198,700	175,459
Depreciation and amortization	91,199	82,064	73,140
Impairments of long-lived assets	1,797	3,274	1,008
Total operating expenses	477,156	641,516	707,777
OPERATING (LOSS) INCOME	(23,103)	368	59,005
OTHER EXPENSE (INCOME):
Interest expense, net	32,947	30,857	29,547
Loss (gain) on interest rate swaps	9,451	31	(297)
Other income	(1,646)	(1,532)	(2,034)
Loss on extinguishment of debt	—	—	3,673
Total other expense, net	40,752	29,356	30,889
(LOSS) INCOME BEFORE INCOME TAXES	(63,855)	(28,988)	28,116
Income tax (benefit) provision	(11,562)	(10,461)	8,706
NET (LOSS) INCOME	$(52,293)	$(18,527)	$19,410
Unrealized gain (loss) on hedged transactions, net of tax of $273, $95 and $0 respectively	638	(270)	—
Foreign currency translation adjustments, net of tax of $90, $53 and $(288), respectively	1,783	(694)	(5,005)
Total other comprehensive income (loss)	2,421	(964)	(5,005)
COMPREHENSIVE (LOSS) INCOME	$(49,872)	$(19,491)	$14,405

Net (loss) income per share attributable to stockholders
Basic	$(0.59)	$(0.21)	$0.21
Diluted	$(0.59)	$(0.21)	$0.20
Weighted average number of shares outstanding
Basic	88,345,312	90,218,386	94,052,435
Diluted	88,345,312	90,218,386	98,866,004

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CHECK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2020	2021	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(52,293)	$(18,527)	$19,410
Adjustments to reconcile net (loss) income to net cash provided by operations
Loss on extinguishment of debt	—	—	3,673
Depreciation and amortization	91,199	82,064	73,140
Deferred income taxes	(16,952)	(21,996)	(3,344)
Stock-based compensation	3,465	32,580	23,805
Impairments of long-lived assets	1,797	3,274	1,008
Provision for bad debts	432	1,169	877
Amortization of financing fees	497	471	453
Amortization of debt discount	2,357	3,262	1,675
Deferred rent	(827)	(1,621)	(226)
Unrealized translation gain on investment in foreign subsidiaries	(597)	(154)	(2,345)
Changes in fair value of derivatives	5,751	(7,422)	(4,102)
Excess payment on contingent consideration for acquisition	—	(1,159)	—
Changes in operating assets and liabilities
Accounts receivable	165	(40,086)	(11,184)
Insurance receivable	14,250	750	921
Prepaid expenses	(1,245)	(4,975)	(1,101)
Other assets	797	(3,181)	(4,515)
Accounts payable	(3,470)	12,950	7,885
Litigation settlement obligation	(14,250)	(750)	4,165
Accrued expenses	(6,396)	30,212	303
Other liabilities	11,505	1,744	(6,235)
Net cash provided by operating activities	36,185	68,605	104,263
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,317)	(3,234)	(4,498)
Purchases of intangible assets and capitalized software	(14,185)	(15,860)	(15,689)
Acquisitions, net of cash acquired	—	(66,323)	—
Proceeds from disposition of property and equipment	236	41	51
Net cash used in investing activities	(16,266)	(85,376)	(20,136)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	3,250	2,483	2,416
Repurchases of common stock	—	—	(13,962)
Proceeds from issuance of common stock in IPO, net of underwriting discounts and commissions	—	102,638	—
Payments of IPO issuance costs	—	(7,890)	(225)
Capital contribution from certain stockholders	—	15,576	—
Payments of long-term debt	(6,461)	(113,147)	(510,340)
Proceeds from term loan borrowings	—	—	300,000
Repayments of revolving credit facility	(83,800)	—	(17,495)
Borrowings on revolving credit facility	83,800	—	222,989
Payments of debt issuance costs	—	—	(9,093)
Payment of contingent consideration for acquisition	—	(738)	(226)
Payments of finance lease obligations	(7)	(9)	(3)
Net cash used in financing activities	(3,218)	(1,087)	(25,939)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(367)	(777)	(3,091)
NET CHANGE IN CASH AND CASH EQUIVALENTS	16,334	(18,635)	55,097
CASH AND CASH EQUIVALENTS
Beginning of period	50,299	66,633	47,998
Cash and cash equivalents at end of period	$66,633	$47,998	$103,095

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for
Interest, net of capitalized amounts of $375, $322 and $378	$34,658	$30,782	$32,348
for the years ended December 31, 2020, 2021 and 2022, respectively
Income taxes	3,224	5,574	18,532
Offering costs included in accounts payable and accrued liabilities	—	225	—
Noncash investing activities
Purchases of property and equipment in accounts payable and accrued expenses	128	109	25
Noncash purchase price of business combinations	—	1,445	—

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CHECK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)	Shares Outstanding	Par Value	Additional Paid-in Capital	Common Shares Held In Treasury	Common Stock Held in Treasury	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
BALANCE as of December 31, 2019	88,188,374	$1	$764,769	107,820	$(897)	$(135,398)	$(1,364)	$627,111

Common stock issued for exercise of employee-based stock options	143,760	—	1,200	—	—	—	—	1,200
Issuance of common stock	222,828	—	2,050	—	—	—	—	2,050
Stock-based compensation	—	—	2,695	—	—	—	—	2,695
Net loss	—	—	—	—	—	(52,293)	—	(52,293)
Unrealized gain on hedge transactions, net of tax of $273	—	—	—	—	—	—	638	638
Foreign currency translation adjustment, net of tax of $90	—	—	—	—	—	—	1,783	1,783
BALANCE as of December 31, 2020	88,554,962	$1	$770,714	107,820	$(897)	$(187,691)	$1,057	$583,184

Common stock issued for exercise of employee-based stock options	6,093	—	56	—	—	—	—	56
Issuance of common stock	276,022	—	2,429	—	—	—	—	2,429
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	4,760,000	48	94,475	—	—	—	—	94,523
Issuance of common stock in connection with forgiveness of promissory notes	370,182	—	8,409	—	—	—	—	8,409
Capital contribution from Stockholder	—	—	15,576	—	—	—	—	15,576
Issuance of restricted shares, net of forfeitures and vesting	1,779,716	19	(19)	—	—	—	—	—
Stock-based compensation	—	—	24,938	—	—	—	—	24,938
Net loss	—	—	—	—	—	(18,527)	—	(18,527)
Unrealized loss on hedged transactions, net of tax of $95	—	—	—	—	—	—	(270)	(270)
Foreign currency translation adjustment, net of tax of $53	—	—	—	—	—	—	(694)	(694)
BALANCE as of December 31, 2021	95,746,975	$68	$916,578	107,820	$(897)	$(206,218)	$93	$709,624

(in thousands, except share amounts)	Shares Outstanding	Par Value	Additional Paid-in Capital	Common Shares Held In Treasury	Common Stock Held in Treasury	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Common stock issued for exercise of employee stock options	257,679	3	2,413	—	—	—	—	2,416
Issuance of common stock	4,528	—	—	—	—	—	—	—
Issuance of restricted shares, net of forfeitures and vestings	1,648,118	5	(7)	—	—	—	—	(2)
Stock-based compensation	—	—	23,805	—	—	—	—	23,805
Repurchases of common stock	(939,417)	—	—	939,417	(13,962)	—	—	(13,962)
Net income	—	—	—	—	—	19,410	—	19,410
Cumulative effect adjustment for adoption of CECL, net of tax of $56	—	—	—	—	—	(198)	—	(198)
Cumulative effect adjustment for tax impact of adoption of ASC 842	—	—	—	—	—	558	—	558
Foreign currency translation adjustment, net of tax of $(288)	—	—	—	—	—	—	(5,005)	(5,005)
BALANCE as of December 31, 2022	96,717,883	$76	$942,789	1,047,237	$(14,859)	$(186,448)	$(4,912)	$736,646

The accompanying notes are an integral part of these consolidated financial statements.

STERLING CHECK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Description of Business
Sterling Check Corp. (the “Company”), a Delaware corporation headquartered in New York City, New York, is a global provider of technology-enabled background and identity verification services. The Company provides the foundation of trust and safety that its clients need to create effective environments for their most essential resource—people. The Company offers a comprehensive hiring and risk management solution that begins with identity verification, followed by criminal background screening, credential verification, drug and health screening, employee onboarding document processing and ongoing risk monitoring.
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
As of December 31, 2022, the Company is 62.0% owned by an investment group consisting of entities advised by or affiliated with The Goldman Sachs Group, Inc. (“Goldman Sachs”) and Caisse de dépôt et placement du Québec (“CDPQ”). CDPQ owns its equity interest in the Company indirectly through a limited partnership controlled by Goldman Sachs.

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
Cash and Cash Equivalents
Cash and cash equivalents of $48.0 million and $103.1 million at December 31, 2021 and 2022, respectively, include money market instruments with maturities of three months or less.
The Company maintained cash outside the U.S. of approximately $34.2 million as of December 31, 2021, with the largest deposits being held in India and Canada, with balances of $15.0 million and $3.6 million, respectively. Cash outside the United States as of December 31, 2022, was $28.0 million with the largest deposits being held in India and Canada, with balances of $5.1 million and $9.2 million, respectively.

Concentrations
Cash is deposited with major financial institutions and, at times, such balances with each financial institution may be in excess of insured limits. The Company has not experienced, and does not anticipate, any losses with respect to its cash deposits. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. For the years ended December 31, 2021 and 2022, no single customer comprised more than 10% of the Company’s revenue. No single customer had an accounts receivable balance greater than 10% of total accounts receivable at December 31, 2021 or 2022. The Company performs a risk assessment of all new vendors. For the years ended December 31, 2021 and 2022, New York State Office of Court Administration (“NYOCA”) accounted for 12.6% and 11.8% of third-party vendor spend, respectively, and was the only vendor to account for more than 10%. As a government entity, NYOCA is considered a low risk of service disruption.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable balances consist of trade receivables that are recorded at the invoiced amount, net of allowances for expected credit losses and for potential sales credits and reserves. Sales credits and reserves were $0.4 million and $0.9 million as of December 31, 2021 and 2022, respectively.
The Company adopted the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification Topic 326, “Financial Instruments - Credit Losses” (“CECL”), with an adoption date of January 1, 2022. As a result, the Company changed its accounting policy for allowance for credit losses and the policy pursuant to CECL is disclosed below. The adoption of CECL resulted in a $0.3 million cumulative effect adjustment recorded in retained earnings as of January 1, 2022.

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

Allowances for expected credit losses were $2.9 million and $2.3 million as of December 31, 2021 and 2022, respectively. The following table summarizes changes in the allowance for expected credit losses for the periods presented:

	Year Ended
(in thousands)	December 31, 2020	December 31, 2021	December 31, 2022
Balance at beginning of period	$1,435	$1,861	$2,949
Cumulative effect of accounting change upon adoption of CECL	—	—	254
Additions	432	1,169	871
Write-offs, net of recoveries	(101)	(210)	(1,758)
Foreign currency translation adjustment	95	129	(12)
Balance at end of period	$1,861	$2,949	$2,304
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
The Company regularly evaluates whether events and circumstances have occurred that indicate that the carrying amount of property and equipment may not be recoverable. Conditions that could indicate that an impairment assessment is needed include a significant decline in the observable market value of an asset or asset group, a significant change in the extent or manner in which an asset or asset group is used, or a significant adverse change that would indicate that the carrying amount of an asset or asset group is not recoverable. When factors indicate that property and equipment should be evaluated for possible impairment, the Company assesses the potential impairment by determining whether the carrying value of such asset or asset group will be recovered through the future undiscounted cash flows expected from use of the asset or asset group and its eventual disposition. If the carrying amount of the asset or asset group is determined not to be recoverable, an impairment charge is recorded based on the excess, if any, of the carrying amount over fair value. Fair values are determined based on quoted market values or discounted cash flows analyses as applicable. The Company regularly evaluates whether events and circumstances have occurred that indicate the useful lives of property and equipment may warrant revision to reflect that the period of economic benefit has changed. Based on a quantitative assessment of the carrying values, the Company recorded an impairment loss related to abandonment of property and equipment no longer in use due to office closures in the amount of $1.1 million, $2.9 million and $0.8 million during the years ended December 31, 2020, 2021 and 2022, respectively.

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
Goodwill
Goodwill represents the excess of purchase price over fair value of net assets of acquired entities and is tested for impairment annually or when certain triggering events require additional testing. The Company’s goodwill is predominantly a result of the acquisition of the Company by Goldman Sachs and CDPQ in June 2015. During the year ended December 31, 2021, the Company recorded an additional $21.7 million of goodwill related to the acquisition of Employment Background Investigations, Inc. (“EBI”) on November 30, 2021 based on the purchase price allocation (see Note 4, “Acquisitions” for additional information).
The Company performs a qualitative impairment test in November of each year using data as of October 31 to determine whether it is more likely than not that the fair value of the reporting unit exceeds its carrying value. If necessary, after the qualitative assessment, the Company will perform a quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment loss is recognized if the carrying amount of the reporting unit exceeds its fair value. Based on the results of the qualitative assessments, no impairment loss was recognized for the years ended December 31, 2020, 2021 and 2022.

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
The Company regularly evaluates whether events and circumstances have occurred that indicate that the carrying amount of definite-lived intangible assets may not be recoverable. Conditions that could indicate that an impairment assessment is needed include a significant decline in the observable market value of an asset or asset group, a significant change in the extent or manner in which an asset or asset group is used, or a significant adverse change that would indicate that the carrying amount of an asset or asset group is not recoverable. When factors indicate that a long-lived asset or asset group should be evaluated for possible impairment, the Company assesses the potential impairment by determining whether the carrying value of such long-lived asset or asset group will be recovered through the future undiscounted cash flows expected from use of the asset or asset group and its eventual disposition. If the carrying amount of the asset or asset group is determined not to be recoverable, an impairment charge is recorded based on the excess, if any, of the carrying amount over fair value. Fair values are determined based on quoted market values or discounted cash flows analyses as applicable. The Company regularly evaluates whether events and circumstances have occurred that indicate the useful lives of definite-life intangible assets may warrant revision to reflect that the period of economic benefit has changed. Based on a quantitative assessment of the carrying values, the Company recorded an impairment loss related to abandonment of capitalized software costs in the amount of $0.7 million, $0.3 million and $0.2 million during the years ended December 31, 2020, 2021 and 2022, respectively.
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
Debt Issuance and Deferred Financing Costs
Debt issuance and deferred financing costs consist of loan discounts and fees paid directly to lenders from whom funds are borrowed and third-party costs incurred to obtain the Company’s long-term debt. Fees incurred for term loan debt are amortized over the life of the related debt using the effective interest rate method. The amounts of unamortized debt issuance costs for term loan debt are netted against the outstanding balance of the Company’s debt obligations on the Company’s Consolidated Balance Sheets. Fees incurred for revolving credit facility debt are capitalized within Other noncurrent assets, net on the balance sheet and amortized over the term of the debt. Upon discharge of the indebtedness, any unamortized debt issuance and deferred financing costs and loan discounts are expensed. Refer to Note 9, “Debt,” for further discussion of the Company’s credit facilities and debt obligations.
Foreign Currency
Assets and liabilities of operations having non-USD functional currencies are translated at year-end exchange rates, and income statement accounts are translated at weighted average exchange rates for the year. Gains or losses resulting from translating foreign currency financial statements, net of any related tax effects, are reflected in Accumulated other comprehensive (loss) income, a separate component of stockholders’ equity. Gains or losses resulting from foreign currency transactions incurred in currencies other than the local functional currency are included in Other income on the Consolidated Statements of Operations and Comprehensive Loss. The cumulative translation adjustment was a loss of $0.6 million and a loss of $5.6 million as of December 31, 2021 and 2022, respectively.
Revenue Recognition
The Company recognizes revenue as set forth under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). In accordance with ASC 606, revenue is recognized when a performance obligation has been satisfied by transferring a promised good or service to a customer and the customer obtains control of the good or service. To recognize revenue, two parties must have an agreement that creates enforceable rights and obligations, the performance obligations must be identifiable, and the transaction price can be determined. The agreement must also have commercial substance and collection must be probable. Substantially all of the Company’s revenue is transaction-based and delivered at a point in time.
The Company contracts with customers to provide technology-enabled background and identity verification services. The Company offers a comprehensive hiring and risk management solution that begins with identity verification, followed by criminal background screening, credential verification, drug and health screening, employee onboarding document processing and ongoing risk monitoring. Results from services are provided through a report and the customer takes control of the product when the screening report is completed. Accordingly, revenue is generally recognized at the point in time when the customer receives and can use the report. Background and identity verification services comprised a substantial portion of the total revenues for the years ended December 31, 2020, 2021 and 2022. As such, significant changes in background and identity verification services could affect the nature, amount, timing, and uncertainty of revenue and related cash flows. Payment for background and identity verification services generally occurs once the reports have been received by the customer. The Company records third-party pass-through fees incurred as part of screening related products on a gross revenue basis, with the related expense recorded as third-party cost of revenue, as the Company has control over the transaction and is therefore considered to be acting as a principal.
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
The Company did not have any material contract liabilities as of December 31, 2021 and 2022.
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
The following table sets forth expenses included in each category of corporate technology and production systems for the periods presented:

	Year Ended
(in thousands)	December 31, 2020	December 31, 2021	December 31, 2022

Corporate information technology	$19,740	$21,230	$25,109
Development of platform and product initiatives	16,584	15,387	16,740
Production support and maintenance	7,972	7,706	8,638
Total production systems	24,556	23,093	25,378

Corporate technology and production systems	$44,296	$44,323	$50,487
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
Included within corporate technology and production systems are non-capitalizable production system and corporate information technology expenses related to Project Ignite, a three-phase strategic investment initiative. Phase one of Project Ignite modernized client and candidate experiences and is complete. Phase two of Project Ignite focused on decommissioning the Company’s on-premises data centers and migrating the Company’s production systems and corporate information technological infrastructure to a managed service provider in the cloud. During the first half of 2021, the Company completed phase two initiatives related to the migration of its production and fulfillment systems to the cloud, and as a result, as of December 31, 2021, over 95% of revenue is processed through platforms hosted in the cloud. The Company incurred expenses related to phase two to complete the decommissioning of on-premises data centers for internal corporate technology infrastructure and migration to the cloud, which had been completed as of September 30, 2022. Phase three of Project Ignite is decommissioning of the platforms purchased over the prior ten years and the migration of the clients to one global platform. This third and final phase, which was substantially completed as of December 31, 2022, unified clients onto a single global platform. Any remaining future costs related to completing these initiatives will be included in corporate technology and production systems.
Advertising Costs
Expenses related to advertising are charged to selling, general and administrative expense as incurred. The Company incurred advertising expenses of $1.9 million, $2.2 million and $2.1 million in the years ended December 31, 2020, 2021 and 2022, respectively.
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
Stock-Based Compensation
Stock-based compensation is measured at the grant date, based on the fair value of the awards, and is generally expensed on a straight-line basis over the requisite service period of the award (see Note 15, “Stock-Based Compensation” for additional information). The Company’s 2021 Omnibus Incentive Plan provides for the granting of stock options, restricted stock awards and restricted stock units. Outstanding awards granted under the 2021 Omnibus Incentive Plan vest on various schedules over one to four-year periods on the anniversary of the grant date, subject to the continued employment with the Company through the applicable vesting date, unless otherwise stated in an individual award agreement. Stock-based compensation expense is recorded on a straight-line basis for each award over the defined vesting period in cost of revenues, corporate, technology and production systems and selling, general and administrative expense in the statements of operations and comprehensive (loss) income.
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
Estimated State Sales Taxes
At December 31, 2021 and 2022, liabilities for estimated state sales taxes in the U.S. totaling $7.3 million and $2.0 million, respectively, were included in Other current liabilities on the balance sheet. These estimates include the liability for both uncollected sales tax and interest. The calculation of these estimates involves judgment and uncertainty regarding various state sales tax laws and there is a possibility that a particular state in which the Company has estimated a liability will disagree with the Company’s assessment. It is also possible that a state in which the Company has determined it does not have a liability will disagree with such evaluation and assess a retroactive liability for uncollected sales tax. Based on the Company’s assessment, it does not expect the resolution of these liabilities to have a material effect on its results of operations or cash flows.
Income Taxes
Deferred income tax assets and liabilities are recorded with respect to temporary differences between financial reporting and income taxes using enacted tax rates. These amounts are recognized when there is a more likely than not position that the deferred income tax assets will be realized. A valuation allowance is established when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. Significant judgment is required to evaluate the current tax positions and adjustments are considered when there are changes in tax laws, regulations and interpretations. Recognized tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. Evaluations are consistently performed regarding the likelihood and amount of potential adjustments that impact the Company’s tax positions. The income tax provision will be adjusted accordingly in the period in which the facts that give rise to the change in estimate become known. See Note 12, “Income Taxes” for more information about the Company’s income taxes.
Net (Loss) Income per Share
The Company applies the two-class method for calculating net (loss) income per share. The two-class method is an allocation of earnings between the holders of common stock and a company’s participating securities. The Company’s participating securities for the year ended December 31, 2020 include shares of common stock granted to employees in exchange for a non-recourse promissory note. The shares of common stock granted were treated as fully vested outstanding stock options until the promissory notes were forgiven in August of 2021 (see Note 15, “Stock-Based Compensation” for additional information). These awards contained the same rights to distributions declared on the Company’s common stock but did not have a contractual obligation to share in the Company’s losses, and as a result, the Company’s net losses were not allocated to these participating securities in periods with net losses. Basic net (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding for the period. Diluted weighted-average shares outstanding and diluted net income are adjusted based on the potential impact of dilutive securities. For periods in which the Company has reported net losses, diluted net loss per share is the same as basic net loss per share because dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive.
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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021 and 2022. The carrying values of the Company’s financial instruments, including, cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term maturities of these financial instruments.
3.Recent Accounting Standards Update
The Company qualifies as an emerging growth company under the Jumpstart Our Business Startups Act (the “JOBS Act”). The JOBS Act permits extended transition periods for complying with new or revised accounting standards affecting public companies. The Company has elected to use the extended transition periods and is adopting new or revised accounting standards on the FASB’s non-public company timeline. As such, the Company’s financial statements may not be comparable to financial statements of public entities that comply with new or revised accounting standards on a non-delayed basis.
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
Accounting Pronouncements Adopted
In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASC 842”), on the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use (“ROU”) asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a manner similar to the accounting under previously issued guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to previously issued guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840, Leases. The guidance is effective for the Company for annual periods beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022. Effective January 1, 2022, the Company adopted ASC 842 on a modified retrospective transition basis and recognized a ROU asset of $23.5 million and a lease liability of $23.8 million upon adoption. The Company applied practical expedients provided in the standards update that allowed the Company, among other things, not to reassess contracts that commenced prior to the adoption. The Company also elected a policy not to recognize ROU assets and lease liabilities related to short-term and immaterial leases. For additional information, see Note 8, “Leases.”
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU No. 2016-13”). ASU No. 2016-13 requires an entity to utilize a CECL model to estimate its lifetime expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU No. 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. As per the latest ASU No. 2020-02, “Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842),” the FASB deferred the timelines for certain small public and private entities. The Company adopted the guidance as of January 1, 2022. The adoption of CECL resulted in a $0.3 million cumulative effect adjustment recorded in retained earnings as of January 1, 2022. For additional information, see Note 2, “Summary of Significant Accounting Policies - Accounts Receivable and Allowance for Credit Losses.”
In March 2020 and January 2021, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848)” (“ASU No. 2020-04”) and ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASU No. 2021-01”), respectively. These ASUs address concerns about the risk of cessation of the London Interbank Offered Rate (“LIBOR”) and the identification of alternative reference rates. The amendments in ASU No. 2020-04 and ASU No. 2021-01 provide optional expedients and exceptions for applying US GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The amendments in ASU No. 2020-04 and ASU No. 2021-01 are elective. The cessation of the one-week and two-month LIBOR rates in December 2021 did not have any impact on the Company as such rates are not used. The Company considered, and ultimately agreed upon, an alternative reference rate as part of its recent entry into the 2022 Credit Agreement ahead of the cessation date of the one-month LIBOR rate after June 2023. For additional information, see Note 9, “Debt.”

4.Acquisitions

EBI Acquisition

On November 30, 2021, the Company acquired all of the outstanding shares of EBI for a purchase price of $67.8 million, consisting of $66.3 million of cash and $1.5 million of contingent consideration recorded at fair value. The contingent consideration is limited to a maximum of $8.5 million of additional payments, to be determined based on actual future results. As of December 31, 2021, the fair value of this contingent consideration totaled $1.5 million and consisted of $0.9 million for an earn-out payable two years after the acquisition based upon revenue retention and $0.6 million payable throughout the year following the acquisition based on customer collections on receivables acquired. As of December 31, 2022, the fair value of this contingent consideration totaled $1.2 million and consisted of the $0.9 million earn-out and $0.3 million remaining payable throughout the year following the acquisition based on customer collections on acquired receivables. The Company recorded a preliminary allocation of the purchase price to assets acquired and liabilities assumed based on their estimated fair values as of November 30, 2021. As of December 31, 2022, the purchase price was reduced by $0.3 million reflecting the final determination of the post-closing adjustment of the purchase price in accordance with the purchase agreement with EBI, resulting in an adjusted purchase price of $67.5 million. The receivable related to this adjustment was collected in February 2023.

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

The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. The following table summarizes the consideration paid and the amounts recognized for the assets acquired and liabilities assumed:

	Preliminary Purchase Price Allocation		Final Purchase Price Allocation
(in thousands)	November 30, 2021	Purchase Price Adjustments	December 31, 2022
Consideration
Cash	$—	$—	$—
Other current assets
Accounts receivable	8,861	—	8,861
Prepaid expenses	394	—	394
Property and equipment	1,290	—	1,290
Intangible assets	59,161	—	59,161
Total assets acquired	$69,706	$—	$69,706
Accounts payable and accrued expenses	5,614	—	5,614
Other current liabilities	1,182	—	1,182
Deferred tax liability	16,566	(215)	16,351
Other liabilities	298	—	298
Total liabilities assumed	$23,660	$(215)	$23,445
Total identifiable net assets	46,046	215	46,261
Goodwill	21,721	(515)	21,206
Total consideration	$67,767	$(300)	$67,467

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

5.Property and Equipment, net

(in thousands)	December 31, 2021	December 31, 2022
Furniture and fixtures	$3,636	$2,568
Computers and equipment	37,767	41,084
Leasehold improvements	7,347	6,565
	48,750	50,217
Less: Accumulated depreciation	(37,626)	(39,876)
Total property and equipment, net	$11,124	$10,341
During the years ended December 31, 2020, 2021 and 2022, depreciation expense on property and equipment was $7.1 million, $4.5 million and $4.4 million, respectively. Write down of abandoned property and equipment no longer in use was $1.1 million, $2.9 million and $0.8 million for the years ended December 31, 2020, 2021 and 2022, respectively.

6.Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the periods presented:

(in thousands)
Goodwill at December 31, 2020	$831,800
Foreign currency translation adjustment	(985)
Acquisition of EBI	21,721
Goodwill at December 31, 2021	852,536
Foreign currency translation adjustment	(2,412)
Acquisition of EBI - purchase price and measurement period adjustment	(515)
Goodwill at December 31, 2022	$849,609
There have been no impairments of the recognized goodwill through December 31, 2022.
Intangible Assets
Intangible assets, net consisted of the following for the periods presented:

		December 31, 2021			December 31, 2022
(dollars in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer lists	7 - 17 years	$507,087	$(304,855)	$202,232	$506,015	$(340,579)	$165,436
Trademarks	2 - 16 years	77,434	(31,685)	45,749	77,198	(37,519)	39,679
Non-compete agreement	1 - 5 years	3,191	(2,462)	729	3,179	(2,584)	595
Technology	3 - 7 years	231,165	(191,320)	39,845	246,220	(216,330)	29,890
Domain names	3 - 15 years	10,118	(4,009)	6,109	10,118	(4,682)	5,436
Favorable leases	4 - 14 years	4,940	(2,458)	2,482	—	—	—
		$833,935	$(536,789)	$297,146	$842,730	$(601,694)	$241,036

Included within technology is $30.7 million and $28.1 million of internal-use software, net of accumulated amortization, as of December 31, 2021 and 2022, respectively. As of December 31, 2022, $6.9 million of technology assets have not yet been put in service.
The Company capitalized costs to develop internal-use software included in technology of $15.9 million in 2021 (consisting of internal costs of $12.5 million and external costs of $3.4 million) and of $15.7 million in 2022 (consisting of internal costs of $12.8 million and external costs of $2.9 million).
During the years ended December 31, 2020, 2021 and 2022, the Company recorded a write-down related to the impairment of capitalized software in the amount of $0.7 million, $0.3 million and $0.2 million, respectively.
Amortization expense was $84.1 million, $77.5 million and $68.7 million, for the years ended December 31, 2020, 2021 and 2022, respectively. Except for the customer lists, which are amortized utilizing an accelerated method, all other intangible assets are amortized on a straight-line basis, which approximates the pattern in which economic benefits are consumed. Estimated amortization expense is as follows for each of the next five years:

(in thousands)
Year Ending December 31,
2023	$51,970
2024	43,709
2025	34,348
2026	27,827
2027	22,065
Thereafter	61,117
$241,036
7.Accrued Expenses
Accrued expenses as of the periods presented consisted of the following:

(in thousands)	December 31, 2021	December 31, 2022
Accrued compensation	$28,851	$29,835
Accrued cost of revenues	18,270	15,721
Accrued interest	4,144	3,143
Other accrued expenses	16,706	18,348
Total accrued expenses	$67,971	$67,047

8.Leases
Effective January 1, 2022, the Company adopted ASC 842, which requires the recognition of all leases, including operating leases on the consolidated balance sheets by recording a ROU asset and related liability, and elected to exclude short-term leases from adoption. The lease liability and ROU asset will be remeasured when there is a change in the lease term (or upon the occurrence of another reassessment trigger). The Company elected to adopt ASC 842 using the effective date method, which required the Company to recognize and measure all leases that exist at the effective date using a modified transition approach. Under this approach, the Company did not restate financial information for any periods prior to January 1, 2022. ASC 842 includes certain practical expedients intended to ease the burden of adoption. Upon adoption, the Company elected the following package of practical expedients:

•No change to the classification of existing operating leases under previous lease guidance;
•All existing leases classified as capital leases under previous lease guidance are classified as financing leases under ASC 842; and
•All existing lessor leases classified as operating leases under previous lease guidance are classified as operating leases under ASC 842.

By electing this package of practical expedients, the Company was not required to reassess whether an existing contract is or contains a lease, reassess lease classification, nor was the Company required to reassess the accounting treatment for initial direct costs. These elections applied to all leases, as lessee and sublessor.

The Company did not elect to use hindsight in determining its lease terms or whether a renewal, termination, or purchase option is reasonably certain to be exercised. Therefore, the lease term at transition for all leases was determined to be the remaining lease term as determined under previous lease guidance.

In addition, the Company derecognized its intangible favorable and unfavorable lease balances at the transition date with a corresponding entry to the ROU asset, with no impact to the consolidated statements of operations and comprehensive (loss) income and the Company’s accumulated deficit.

Upon adoption on January 1, 2022, the Company recognized a ROU asset of $23.5 million and a lease liability of $23.8 million.

The Company determines if a contract is a lease or contains a lease at inception. Operating lease liabilities are measured, on each reporting date, based on the present value of the future minimum lease payments over the remaining lease term. The Company’s leases generally do not provide an implicit rate and, therefore, the Company used the incremental borrowing rate of the former first lien term loan credit agreement of 4.50% for leases entered into for the period prior to November 29, 2022. Operating lease assets are measured by adjusting the lease liability for lease incentives, initial direct costs incurred and asset impairments. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term with the operating lease asset reduced by the amount of the expense. Lease terms may include options to extend or terminate a lease when they are reasonably certain to occur.
The Company leases real estate and equipment for use in its operations. The Company has 19 operating leases with remaining lease terms ranging from 4 months to 73 months.
The components of lease expense for the periods presented are as follows:

	Year Ended December 31,
(in thousands)	2020	2021	2022
Components of total lease costs
Operating lease expense	$6,931	$4,002	$5,224
Sublease income	—	—	(726)
Total net lease costs	$6,931	$4,002	$4,498

Information related to the Company’s ROU assets and lease liabilities is as follows:

(dollar amounts in thousands)	December 31, 2022
Operating leases
Operating leases ROU asset - long-term	20,084
Operating leases ROU asset, net	$20,084

Operating leases liability - current	$3,717
Operating leases liability - long-term	16,835
Total operating leases liability	$20,552

Weighted average remaining lease term in years - operating leases	4.8
Weighted average discount rate - operating leases	4.50%

Total remaining lease payments under the Company’s operating leases are as follows:

(in thousands)	December 31, 2022
2023	5,267
2024	4,671
2025	4,603
2026	3,794
2027	3,468
Thereafter	$1,158
Total future minimum lease payments	$22,961
Less: imputed interest	(2,409)
Total	$20,552

9.Debt
The table below sets forth the Company’s long-term debt as presented on the consolidated balance sheets for the years ended December 31, 2021 and 2022:

(in thousands)	December 31, 2021	December 31, 2022
Current portion of long-term debt
2015 First Lien Term Loan	$6,461	$—
Term Loans	—	7,500
Total current portion of long-term debt	$6,461	$7,500

Long-term debt
2015 First lien term loan, due June 19, 2024 (4.50% at December 31, 2021)	503,879	—
Term Loans, due November 29, 2027 (6.76% at December 31, 2022)	—	292,500
Revolving Credit Facility	—	205,494
Unamortized discount and debt issuance costs	(4,772)	(4,004)
Total long-term debt, net	$499,107	$493,990
2022 Credit Agreement
On November 29, 2022 (the “Closing Date”), Sterling Infosystems, Inc. (the “Borrower”), a Delaware corporation and a subsidiary of the Company, entered into a credit agreement (the “2022 Credit Agreement”) by and among the Borrower, as borrower, Sterling Intermediate Corp., KeyBank National Association, as administrative agent (the “Administrative Agent”), certain guarantors party thereto (the “Guarantors”) and the lenders party thereto.

The 2022 Credit Agreement provides for aggregate principal borrowings of $700.0 million, comprised of $300.0 million aggregate principal amount of term loans (the “Term Loans”) and a $400.0 million revolving credit facility (the “Revolving Credit Facility”). The Term Loans and the Revolving Credit Facility mature on November 29, 2027.
Amounts outstanding under the 2022 Credit Agreement bear interest under either of the following two rates, elected in advance by the Borrower: (1) a base rate (equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 1⁄2 of 1% and (c) the one-month adjusted term Secured Overnight Financing Rate (“SOFR”) rate plus 1%); or (2) an adjusted term SOFR rate (equal to the sum of (a) term SOFR plus (b) 0.10%), in each case, plus a tiered floating interest rate margin based on the net leverage ratio of the Borrower. Interest on adjusted term SOFR borrowings is payable on the last business day of the one, three or six-month interest period selected by the Borrower (except in the case of a six-month election, in which case it is payable on the last business day of the third and sixth month). Interest on base rate borrowings is payable on the last business day of each quarter. The applicable interest rate at December 31, 2022 was 6.76%.
The Borrower will pay a quarterly unused commitment fee at a rate per annum ranging from 0.20% to 0.30%, on the unused portion of the Revolving Credit Facility based on the net leverage ratio of the Borrower and its subsidiaries. The Borrower can use available funding capacity under the Revolving Credit Facility to issue letters of credit, subject to a sublimit equal to the lesser of $40.0 million and amounts available for borrowing under the Revolving Credit Facility. As of December 31, 2022, there were $0.7 million of letters of credit issued under the 2022 Credit Agreement to support two office leases and additional capacity for letters of credit of $39.3 million.
The Term Loans amortize quarterly in the following amounts: $1.875 million per quarter (for the first four full quarters ending after the Closing Date), $3.750 million per quarter (for the next eight quarters) and $5.625 million per quarter (for the next seven quarters).
The 2022 Credit Agreement contains covenants that, among other things, restrict the Borrower’s ability to: incur certain additional indebtedness; transfer money between its various subsidiaries; pay dividends on, repurchase or make distributions with respect to its subsidiaries’ capital stock or make other restricted payments; issue stock of subsidiaries; make certain investments, loans or advances; transfer and sell certain assets; create or permit liens on assets; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into certain transactions with its affiliates; and amend certain documents.
The 2022 Credit Agreement also contains financial covenants that require the Borrower to comply with (a) a maximum net leverage ratio of 4.00:1.00 (which may be increased to 4.50:1.00 for four quarters if the Borrower and its subsidiaries consummate acquisitions during any 6-month period for which the total aggregate cash consideration is greater than or equal to $75.0 million) and (b) a minimum interest coverage ratio of 3.00:1.00. Both financial covenants are tested quarterly.
The Company was in compliance with all financial covenants under the 2022 Credit Agreement as of December 31, 2022.
The Term Loans and the Revolving Credit Facility (and related revolving borrowings) are guaranteed by Parent and all material wholly owned domestic subsidiaries of the Borrower. Obligations under the 2022 Credit Agreement are collateralized by a first lien on substantially all the assets and outstanding capital stock of the Borrower and its material domestic subsidiaries, subject to certain exceptions. The 2022 Credit Agreement also contains various events of default, including, without limitation, the failure to pay interest or principal when the same is due, cross default and cross acceleration provisions, the failure of representations and warranties contained therein to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding under the 2022 Credit Agreement, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders.
The restricted net assets (as such term is used in Rule 4-08(e)(3) of Regulation S-X) of the subsidiaries of Sterling Check Corp. as parent company (the “Parent”) exceed 25% of the consolidated net assets of the Parent. See Note 21, “Condensed Financial Information of Registrant (Parent Company Only)” for additional information.
Goldman Sachs Lending Partners LLC, an affiliate of the owners of a majority of the Company’s common stock, is a Co-Documentation Agent and lender under the 2022 Credit Agreement and received $0.1 million fees in connection therewith.

Future principal payments by year of the Company’s long-term debt under the 2022 Credit Agreement as of December 31, 2022 are as follows:

(in thousands)

2023	$7,500
2024	15,000
2025	15,000
2026	22,500
2027	445,494
$505,494
The net proceeds of the Term Loans, together with borrowings of approximately $223.0 million under the Revolving Credit Facility, were used to repay all outstanding indebtedness, including accrued and unpaid interest, in an aggregate amount of approximately $513.9 million, under our 2015 Credit Agreement, by and among the Borrower, as borrower, the guarantors party thereto, KeyBank National Association, as administrative agent, and the lenders party thereto, and to pay related fees and expenses. For the year ended December 31, 2022, the Company recognized a loss on extinguishment of debt in the amount of $3.7 million resulting from the credit agreement refinancing on November 29, 2022.

The estimated fair value of the Company’s 2022 Credit Agreement was $487.1 million as of December 31, 2022. This fair value was determined based on quoted prices in markets with similar instruments that are less active (Level 2 inputs as defined below) as an observable price of the 2022 Credit Agreement or similar liabilities is not readily available.
2015 Credit Agreement

The 2015 Credit Agreement provided for aggregate principal borrowings of $740.0 million, comprised of a $655.0 million term loan (the “2015 First Lien Term Loan”) and an $85.0 million revolving credit facility (the “2015 Revolving Credit Facility”). On August 11, 2021, the Company entered into the Sixth Amendment to the 2015 First Lien Credit Agreement (the “Sixth Amendment”). Pursuant to the Sixth Amendment, the aggregate amount of borrowings permitted by the 2015 Revolving Credit Facility automatically increased from $85.0 million to $140.0 million upon the consummation of the IPO and thus, the aggregate principal borrowings allowed under the Credit Agreement increased to $795.0 million.
Amounts outstanding under the 2015 First Lien Term Loan bore interest using either of the following two options which were chosen quarterly in advance at the election of the borrower: (1) an applicable rate of 2.5% plus the greater of (a) the prime rate or (b) the federal funds rate plus ½ of 1% or (c) the one-month London Interbank Offered Rate (“LIBOR”) plus 1%, or (d) a 2% floor; (2) an applicable rate of 3.5% plus one-month LIBOR which was subject to a 1% floor. The Company had the ability to choose the method of interest for a period of either one month, two months, three months or six months. Interest was payable on the last business day of the period selected except for the six-month period, where it was payable on the last day of the third and sixth month. As of December 31, 2021, borrowings under the 2015 First Lien Term Loan bore interest at 4.50%.
The 2015 First Lien Term Loan required a $1.6 million repayment of principal on the last business day of each March, June, September and December. Per the 2015 Credit Agreement, the Company was required to make a mandatory principal prepayment to the extent the Company had excess cash flow, as defined by the agreement, in any completed fiscal year. For the year ended December 31, 2020, the mandatory principal prepayment was $6.7 million and was paid in April 2021. Per the terms of the 2015 First Lien Term Loan, there was no mandatory principal prepayment required for the year ended December 31, 2021. On November 1, 2021, the Company utilized proceeds from the IPO and cash on hand to repay $100.0 million of outstanding borrowings under the 2015 First Lien Term Loan. Additionally, in conjunction with principal repayment, the Company recognized the write-down of debt discount of $1.0 million. Other than the required quarterly repayments, all outstanding principal was due at maturity on June 19, 2024.

Outstanding borrowings under the 2015 Credit Agreement were collateralized by a first-priority security interest in substantially all of the equity interests of the Company.
Pursuant to the Sixth Amendment, the aggregate amount of borrowings permitted by the 2015 Revolving Credit Facility automatically increased from $85.0 million to $140.0 million upon the consummation of the IPO on September 23, 2021.
Amounts outstanding under the Revolving Credit Facility bore interest at a tiered floating interest rate based on the net leverage ratio of the borrower. The rate could be chosen monthly in advance at the election of the borrower, as follows: (1) an applicable rate of 2.5% plus the greater of (a) the prime rate (b) the federal funds rate plus ½ of 1% (c) the one-month LIBOR plus 1% or (d) a 2% floor or (2) an applicable rate of 3.5% plus one-month LIBOR. In addition, there was a quarterly fee of 0.50% or 0.375% on the unused portion of the commitments based on the first lien net leverage ratio. Unused and therefore available borrowings under the 2015 Revolving Credit Facility, net of Letters of Credit (as defined below), were $139.3 million as of December 31, 2021. The 2015 Revolving Credit Facility was to mature on the earlier of August 11, 2026 and December 31, 2023 unless, on or prior to December 31, 2023, the 2015 First Lien Term Loan had been refinanced with a final maturity date that is no earlier than February 11, 2027 or amended, modified or waived, such that the final maturity date of the 2015 First Lien Term Loan was no earlier than February 11, 2027.
For the year ended December 31, 2021, $0.7 million of stand-by letters of credit (“Letters of Credit”) were issued under the 2015 Revolving Credit Facility to support two office space leases. The 2015 Revolving Credit Facility had a sublimit for Letters of Credit equal to the lesser of $20.0 million or the aggregate amount of the revolving credit commitments under the 2015 Revolving Credit Facility. As of December 31, 2021, the 2015 Revolving Credit Facility provided additional capacity for Letters of Credit of $19.3 million.
The Company’s 2015 Credit Agreement contained financial covenants and covenants that, among other things, restricted the Company’s ability to: incur certain additional indebtedness; transfer money between its various subsidiaries; pay dividends on, repurchase or make distributions with respect to its subsidiaries’ capital stock or make other restricted payments; issue stock of subsidiaries; make certain investments, loans or advances; transfer and sell certain assets; create or permit liens on assets; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into certain transactions with its affiliates; and amend certain documents. The restricted net assets (as such term is used in Rule 4-08(e)(3) of Regulation S-X) of the subsidiaries of Sterling Check Corp. as parent company (the “Parent”) exceed 25% of the consolidated net assets of the Parent. The ability of the Parent’s operating subsidiaries to pay dividends may be restricted due to the terms of the 2015 First Lien Term Loan Agreement. See Note 21, “Condensed Financial Information of Registrant (Parent Company Only)” for additional information. The financial covenants also required that the Company remain within a specified leverage ratio of 6.75:1.00 once it drew down on 35% or more of the 2015 Revolving Credit Facility.
Obligations under the Company’s 2015 Credit Agreement were collateralized by a first lien on substantially all of the assets and outstanding capital stock of the Company subject to exceptions. The Company’s 2015 Credit Agreement also contained various events of default with respect to the indebtedness, including, without limitation, the failure to pay interest or principal when the same is due, cross default and cross acceleration provisions, the failure of representations and warranties contained in the agreements to be true and certain insolvency events. If an event of default was to occur and continue, the principal amounts outstanding thereunder, together with all accrued and unpaid interest and other amounts owed thereunder, could be declared immediately due and payable by the lenders.
The estimated fair value of the Company’s 2015 First Lien Term Loan was $508.4 million as of December 31, 2021. This fair value was determined based on quoted prices in markets with similar instruments that are less active (Level 2 inputs as defined below) as an observable price of the 2015 First Lien Term Loan or similar liabilities is not readily available.
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
The Company considers the recorded value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses to approximate the fair value of the respective assets and liabilities as of December 31, 2021 and 2022 based upon the short-term nature of such assets and liabilities (Level 1). See Note 9, “Debt” for discussion of the fair value of the Company’s debt.
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
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of December 31, 2022:

(in thousands)	Level 1	Level 2	Level 3
Liabilities
Contingent consideration - acquisition of EBI	—	—	$1,219
During the years ended December 31, 2021 and 2022, the Company did not re-measure any financial assets or liabilities at fair value on a nonrecurring basis. There were no transfers between levels for the periods presented.

11.Derivative Instruments and Hedging Activities
Cash Flow Hedges of Foreign Exchange Risk
The Company is exposed to fluctuations in various foreign currencies against its functional currency, the USD. Specifically, the Company is exposed to, has historically hedged, and may hedge in the future, third-party expenses denominated in Indian rupees (“INR”). These transactions expose the Company to exchange rate fluctuations between USD and INR and the Company has used foreign currency forward agreements to manage its exposure to fluctuations in the USD-INR exchange rate. This involves fixing the USD-INR exchange rate for delivery of a specified amount of INR on a specified date. The currency forward agreements are cash settled in USD for their fair value at or close to their settlement date.
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
As of December 31, 2021 and 2022, the Company did not have any outstanding foreign currency derivatives to hedge its foreign exchange risks.

Non-designated Derivatives
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements and/or the Company has not elected to apply hedge accounting.
To reduce exposure to variability in expected future cash outflows on variable rate debt attributable to the changes in LIBOR, the Company has historically entered into interest rate swaps to economically offset a portion of this risk and may do so in the future.
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
As of December 31, 2022, the Company did not have any outstanding derivatives that were not designated as a hedge in qualifying hedge relationships.
All financial derivative instruments are carried at their fair value on the balance sheet. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2021 and 2022.

	Liability Derivatives
(in thousands)	As of December 31, 2021		As of December 31, 2022
Derivatives not designated as hedging instruments:
Interest rate swaps	Other current liabilities	$4,102	Other current liabilities	$—
Interest rate swaps	Other liabilities	—	Other liabilities	—
Total interest rate swaps		$4,102		$—
The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive (Loss) Income (“OCI”) for the periods presented:

	Year Ended December 31,				Year Ended December 31,
(in thousands)	2020	2021	2022		2020	2021	2022

Derivatives in Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Included Component)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Included Component)

				Cost of revenues	$29	$146	$—
Foreign exchange contracts	$520	$(177)	$—	Selling general and administrative	51	102	—
Total	$520	$(177)	$—		$80	$248	$—

	Year Ended December 31,				Year Ended December 31,
(in thousands)	2020	2021	2022		2020	2021	2022

Derivatives in Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Excluded Component)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Excluded Component)
				Cost of revenues	$120	$128	$—
Foreign exchange contracts	$532	$332	$—	Selling general and administrative	214	144	—
Total	$532	$332	$—		$334	$272	$—

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations and Comprehensive (Loss) Income for the periods presented:

	Year Ended
	December 31, 2020		December 31, 2021		December 31, 2022
	Selling General, and Administrative	Cost of Revenues	Selling General, and Administrative	Cost of Revenues	Selling General, and Administrative	Cost of Revenues
(in thousands)
Total amounts of income and expense line items in which the effects of fair value or cash flow hedges are recorded	$122,554	$217,310	$198,700	$313,155	$175,459	$407,683
Gain or (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$51	$29	$102	$146	$—	$—
Amount excluded from effectiveness testing recognized in earnings	214	120	144	128	—	—
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the periods presented below:

		Year Ended
(in thousands)		December 31, 2020	December 31, 2021	December 31, 2022
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate swaps	(Loss) gain on interest rate swaps	$(9,451)	$(31)	$297
Foreign exchange contracts	Selling, general and administrative	28	24	—
Foreign exchange contracts	Cost of revenues	15	34	—
Total		$(9,408)	$27	$297

12. Income Taxes

The components of U.S. and International (loss) income before income taxes is as follows for the years presented:

(in thousands)	2020	2021	2022
United States	$(79,179)	$(55,912)	$(4,811)
International	$15,324	$26,924	$32,927
Total (loss) income before income taxes	$(63,855)	$(28,988)	$28,116

The income tax provision (benefit) for income taxes consists of the following for the years presented:

(in thousands)	2020	2021	2022
Current income tax provision:
US Federal	$—	$—	$—
US State	122	1,547	2,202
International	5,380	9,808	9,855
Total current income tax provision	5,502	11,355	12,057

Deferred income tax provision (benefit):
US Federal	(13,009)	(15,597)	(927)
US State	(4,244)	(2,451)	(1,489)
International	189	(3,768)	(935)
Total deferred income tax benefit	(17,064)	(21,816)	(3,351)
Total income tax (benefit) provision	$(11,562)	$(10,461)	$8,706

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate for continuing operations is as follows for the years presented:

(dollars in thousands)	2020	2021	2022
(Loss) income before income taxes
US Federal and State	$(79,179)	$(55,912)	$(4,811)
International	15,324	26,924	32,927

Total (loss) income before income taxes	$(63,855)	$(28,988)	$28,116
US Federal statutory rate	21%	21%	21%

Income taxes computed at US Federal statutory rate	$(13,409)	$(6,088)	5,904
Tax impact of foreign operations	3,192	(1,348)	2,880
Tax credits	(1,400)	(840)	(1,396)
Non-deductible transaction related costs	—	851	346
Non-deductible compensation	—	3,136	2,661
Stock-based compensation	—	—	(570)
State taxes, net of Federal effect	(2,942)	(949)	(151)
U.S. Return to provision and deferred tax adjustments	2,128	(4,243)	60
Uncertain tax positions	521	(1,439)	1,190
Change in valuation allowance	—	234	48
Amended tax returns	—	—	(2,268)
Other permanent differences	348	225	2
Total income tax (benefit) provision	$(11,562)	$(10,461)	$8,706
Effective income tax rate	18.1%	36.1%	31.0%

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
The Company provides for deferred tax on the financial reporting basis over the tax basis of its investments in foreign subsidiaries, except for unremitted foreign earnings needed to support operations and continued growth plans outside the U.S. In making its decision to not permanently reinvest certain unremitted foreign earnings, the Company evaluates foreign operational cash requirements and the ability to repatriate funds. For the year ended December 31, 2022, the Company’s estimate of its remaining unremitted earnings of its foreign subsidiaries was approximately $50.9 million, of which $40.4 million is deemed to be indefinitely reinvested.
Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of deferred tax assets and deferred tax liabilities consisted of the following:

(in thousands)	2021	2022
Deferred tax assets
Loss carryforwards	$25,235	$9,136
Tax credits	5,802	7,113
Accounts receivable, accrued expenses and reserves	8,408	8,466
Interest expense	8,858	9,292
Stock-based compensation	5,396	7,803
Hedges, swaps and other unrealized losses	2,123	1,526
ROU lease liability	—	4,543
Other	121	163
Total deferred tax assets, gross	$55,943	$48,042
Valuation allowance	(2,718)	(2,766)
Total deferred tax assets, net	$53,225	$45,276
Deferred tax liabilities
Intangibles	$(67,133)	$(53,475)
Property and equipment	(4,695)	(1,201)
ROU lease asset	—	(4,513)
Prepaid expenses	(2,857)	(2,925)
Capitalized commissions	(1,177)	(1,444)
Outside basis difference in subsidiaries	(1,159)	(962)
Other	(18)	(11)
Total deferred liabilities	(77,039)	(64,531)
Total deferred tax liabilities, net	$(23,814)	$(19,255)

Activity in the Company’s valuation allowance accounts consists of the following for the years presented:

(in thousands)	2020	2021	2022
Beginning balance	$(2,477)	$(2,484)	$(2,718)
Additions of deferred income tax expense	(7)	(234)	(48)
Reductions of deferred income tax expense	—	—	—
Ending balance	$(2,484)	$(2,718)	$(2,766)

The Company regularly evaluates the ability to realize the benefit of its net deferred tax assets. The Company weighs positive and negative evidence concerning the realizability of the Company’s deferred tax assets in each jurisdiction. In assessing the need for a valuation allowance, the Company considers the weight attributable to both positive and negative evidence that can be objectively verified. On the basis of this limitation, the Company maintains a valuation allowance of $2.8 million at December 31, 2022. The valuation allowance is primarily attributable to Internal Revenue Code Section 382 limitations related to certain acquired net operating losses. The Company considered the existence of a cumulative loss as of December 31, 2022 as a significant piece of negative evidence that requires equal or greater pieces of positive evidence. The Company considered the reversal of existing temporary differences, primarily related to the reversal of book amortization of existing definite lived intangible assets to fully offset the net operating losses, interest expense carryovers, and R&D credit carry forward without limitation.
At December 31, 2022, the Company has $16.3 million of US federal net operating loss carryforwards (“NOLs”), of which $11.2 million expire between 2026 and 2031 and $5.1 million that do not expire. The Company has a $4.1 million deferred tax asset for U.S. state net operating loss carryforwards that have various expiration periods from 2023 to 2040 in addition to net operating loss carryforwards that do not expire. The Company has $2.1 million of deferred tax asset for foreign net operating loss carryforwards that do not expire.
A portion of the U.S. (federal and state) operating loss carryforwards and credits are subject to Internal Revenue Code Section 382 or similar provisions. The gross NOLs for tax return purposes are different from financial statement NOLs as the Company’s intention is to settle additional income taxes from tax contingencies with the net operating loss carryforwards. The other tax credit carryforwards expire between 2028 and 2042. The Company has recorded a valuation allowance on $13.1 million related to its NOLs as of December 31, 2022.
Unrecognized tax benefits are reconciled as follows for the years presented:

(in thousands)
	2021	2022
Gross unrecognized tax benefits as of January 1	$4,022	$2,677
Increases—prior year tax positions	—	735
Decreases—prior year tax positions	(1,830)	(266)
Increases—current year tax positions	485	575
Gross unrecognized tax benefits as of December 31	$2,677	$3,721

The balances of unrecognized tax benefits as of December 31, 2021 and 2022 are $2.7 million and $3.7 million, respectively, of which $2.7 million and $3.7 million represent the amounts that, if recognized, impact the effective income tax rate in future periods.

The Company accrued $0.1 million and $0.2 million for interest and penalties as of December 31, 2021 and 2022, respectively.

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions including Australia, Canada, India, Philippines and the United Kingdom, and is not currently under examination by the taxing authorities. The Company’s U.S. tax returns are subject to examinations for open tax years beginning in 2018. The Company’s foreign jurisdiction tax returns are subject to examinations for open tax years beginning in 2013. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite the belief that the Company’s tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of December 31, 2022 will increase by approximately $0.6 million in the next twelve months. These unrecognized tax benefits relate to research and development credits as well as state income tax liabilities.
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

Former Executive Compensation Payment

Pursuant to an agreement between a stockholder, founder and former chief executive officer, together with trusts for the benefit of his children, (the “Trusts”), and another stockholder and former executive of the Company, proceeds from the sale of certain shares in the IPO by the Trusts were paid to such former executive in full settlement of obligations between them in accordance with a prior agreement entered into in 2015 in connection with the acquisition of the Company by Goldman Sachs and CDPQ. This resulted in a one-time $15.6 million deemed non-cash compensation expense to the Company, which was recognized within selling, general and administrative expense in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2021. The withholding and payroll taxes paid by the Company that were associated with this payment between the stockholders were funded entirely by the Trusts and there was no cash impact to the Company from this arrangement. The cash paid out to the former executive was recorded within cash flows from operating activities with the equal amount received from the stockholder recorded within cash flows from financing, within the consolidated statements of cash flows for the year ended December 31, 2021.

14. Equity
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
On November 23, 2022, the Company’s board of directors authorized the repurchase of up to $100.0 million of the Company’s shares of common stock over a period through December 31, 2024. The share repurchase program is being executed on a discretionary basis through open market repurchases, private transactions, or other transactions, including through block trades and Rule 10b-18 and Rule 10b5-1 trading plans. The Company is not obligated to repurchase any specific number of shares, and the timing and amount of any share repurchases will be subject to several factors including share price, trading volume, market conditions and capital allocation priorities. The share repurchase program may be suspended, terminated or modified without notice at any time. For the year ended December 31, 2022, the Company repurchased 939,417 shares of its common stock for $14.0 million.

15. Stock-Based Compensation

Stock-based compensation expense is recognized in cost of revenues, corporate, technology and production systems, and selling, general, and administrative expense in the accompanying consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
(in thousands)	2020	2021	2022
Stock-based compensation expense
Cost of revenues	$—	$1,512	$1,533
Corporate technology and production systems	$—	$2,054	$2,264
Selling, general and administrative	$3,465	$29,014	$20,008
Total stock-based compensation expense	$3,465	$32,580	$23,805

Prior to the IPO, all share-based awards were issued to employees under the Company’s 2015 Long-Term Equity Incentive Plan (the “2015 Plan”). Upon the adoption of the Sterling Check Corp. 2021 Omnibus Incentive Plan (the “2021 Equity Plan”) on August 4, 2021 and as of September 22, 2021, all newly granted share-based awards have been issued under the 2021 Equity Plan.

As of December 31, 2022, the Company had approximately $87.2 million of unrecognized pre-tax non-cash stock-based compensation expense, consisting of approximately $31.5 million related to non-qualified stock options (“NQSOs”), $54.9 million related to restricted stock, and approximately $0.8 million related to restricted stock units (“RSUs”), all of which the Company expects to recognize over a weighted average period of 2.8 years.

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
The weighted average grant date fair values of SVOs granted during the years ended December 31, 2020 and 2021 were $0.75 and $2.32, respectively. There were no SVOs granted during the year ended December 31, 2022. The weighted average grant date fair value of PSOs granted during the year ended December 31, 2020 was $0.44. There were no PSOs granted during the years ended December 31, 2021 and 2022.
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
The following table represents the weighted-average assumptions used to determine compensation costs and grant-date fair values for SVOs and PSOs granted during the periods presented:

	Year Ended December 31,
	2020	2021
Expected volatility	25.26%	25.90%
Risk-free interest rate	0.49%	0.60%
Dividend rate	0.00%	0.00%
Expected term, in years	5.00	5.00

The table below provides a summary of SVOs and PSOs currently outstanding under the 2015 Plan for the years ended December 31, 2021 and 2022:

	Outstanding SVOs				Outstanding PSOs
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
(in thousands, except shares and per share amounts)
Balances as of December 31, 2020	6,289,500	$9.60	7.58	$843	3,120,790	$10.05	8.05	$—
Granted	316,272	9.68			—	—
Forfeited / Cancelled	(148,804)	9.63			(23,960)	9.68
Exercised	(5,990)	9.39		141	—	—
Balances as of December 31, 2021	6,450,978	$9.58	6.70	$70,510	3,096,830	$10.05	7.04	$32,394
Granted	—	—			—	—
Forfeited / Cancelled	—	—			—	—
Exercised	(242,704)	9.35		3,034	(14,975)	9.68		157
Balances as of December 31, 2022	6,208,274	$9.59	5.00	$36,513	3,081,855	$10.05	3.32	$16,699

The following table summarizes exercisable SVOs at December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
(in thousands, except shares and per share amounts)
Exercisable as of December 31, 2022	6,208,274	$9.59	5.00	$36,513

The following table summarizes exercisable PSOs at December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
(in thousands, except shares and per share amounts)
Exercisable as of December 31, 2022	3,081,855	$10.05	3.32	$16,699

As of December 31, 2022, there was no unrecognized compensation cost related to SVOs and PSOs as all unrecognized compensation expense totaling $14.9 million was recognized upon the accelerated vesting of options upon completion of the IPO.
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
The promissory notes were forgivable upon (i) a change in control or (ii) the first public filing of a registration statement with the SEC in connection with an initial public offering. On August 4, 2021, the Company approved the forgiveness and cancelation of the outstanding indebtedness of each promissory note holder prior to the IPO. Loan Forgiveness Agreements were executed and concurrently, the Company agreed to accelerate payment of a portion of each holder’s target bonus opportunity for calendar year 2021 to assist the holder in satisfying the withholding tax obligations with respect to the forgiveness of the promissory notes upon consummation of the IPO. On August 16, 2021, pursuant to the terms of the promissory notes, the principal amount on each loan, together with all accrued and unpaid interest, were forgiven. On August 17, 2021, the forgiveness of the promissory notes by the Company was treated as an option modification, resulting in the recognition of stock compensation expense of $7.7 million which reflected the incremental fair value of the award on the date of forgiveness. As of September 30, 2021, the issuance of common stock pursuant to the forgiveness of the promissory notes became classified as Stockholders’ Equity on the consolidated balance sheets.
2021 Omnibus Incentive Plan
On August 4, 2021, the Company’s board of directors adopted, and on August 13, 2021 the Company’s stockholders approved, the 2021 Equity Plan. Equity awards under the 2021 Equity Plan are intended to retain and motivate the Company’s officers and employees, consultants and non-employee directors and to promote the success of the Company’s business by providing such participating individuals with a proprietary interest in the performance of the Company. The 2021 Equity Plan will terminate on the tenth anniversary thereof, unless earlier terminated by the Board of Directors. Under the 2021 Equity Plan, the following types of awards can be granted to an eligible individual (as defined by the plan and to the extent permitted by applicable law): incentive stock options (“ISOs”) and NQSOs; stock appreciation rights (“SARs”); restricted stock; RSUs; performance awards; cash-based awards and other share-based awards. Upon its adoption, the 2021 Equity Plan provided that up to 9,433,000 shares may be issued pursuant to awards granted under the 2021 Equity Plan (the “Share Limit”); provided, that, the Share Limit shall be automatically increased on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030 in an amount equal to the lesser of (x) 5% of the total number of shares outstanding on the last day of the immediately preceding calendar year, and (y) such number of shares as determined by the Board of Directors, and no more than 9,433,000 shares may be issued upon the exercise of ISOs. As of December 31, 2022, 6,345,161 shares were available for issuance pursuant to future granted awards under the 2021 Equity Plan.
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
Options issued under the 2021 Equity Plan vest on various schedules over one to four-year periods on the anniversary of the grant date, subject to continued employment with the Company through the applicable vesting date. Options issued under the 2021 Equity Plan generally expire ten years after the grant date.
The fair value for Options granted under the 2021 Equity Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for periods presented:

	Year Ended December 31,
	2021	2022
Expected volatility	44.54%	45.03%
Risk-free interest rate	1.07%	1.80%
Dividend rate	0.00%	0.00%
Expected term, in years	6.38	6.50

The table below provides a summary of stock option activity under the 2021 Equity Plan for the years ended December 31, 2021 and 2022:

		Weighted	Weighted Average	Aggregate	Weighted Average
	Number of	Average	Contractual Term	Intrinsic	Fair Value
	Shares	Exercise Price	(in years)	Value	(per share)
(in thousands, except share and per share amounts)
Outstanding at December 31, 2020	—	$—	0.00	$—	$—
Granted	3,999,054	23.00			10.25
Forfeited / Cancelled	(80,600)	23.00
Exercised / Released	—
Outstanding at December 31, 2021	3,918,454	$23.00	9.65	$—	$—
Granted	622,919	22.35		—	10.43
Forfeited / Cancelled	(153,872)	23.00		—
Exercised / Released	—
Outstanding at December 31, 2022	4,387,501	$22.91	8.81	$—	$—

Exercisable at December 31, 2022	40,705	$23.00	8.73	$—	$—

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
Restricted stock issued under the 2021 Equity Plan generally vests 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date, subject to continued employment with the Company through the applicable vesting date. Other restricted stock grants issued under the 2021 Equity Plan vest on various schedules over one to four-year periods on the anniversary of the grant date, subject to the continued employment with the Company through the applicable vesting date. Holders of restricted stock are entitled to all rights of a common stockholder of the Company and are subject to restrictions on transfer.
The table below provides a summary of restricted stock activity under the 2021 Equity Plan for the years ended December 31, 2021 and 2022:

		Weighted Average
	Number of	Fair Value
	Shares	(per share)
Unvested at December 31, 2020	—	$—
Granted	1,887,783	23.01
Forfeited / Cancelled	(103,991)	23.00
Vested	(4,076)	23.00
Unvested at December 31, 2021	1,779,716	$23.01
Granted	2,154,984	18.60
Forfeited / Cancelled	(506,866)	22.44
Vested	(5,914)	22.83
Unvested at December 31, 2022	3,421,920	$20.32

Restricted Stock Units

In connection with the IPO, the Company granted to employees 44,211 RSUs with a grant date fair value of $23.00 per share. These awards vest 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date, subject to continued employment with the Company through the applicable vesting date. Additional grants of RSUs vest on various schedules over a one to four-year period on the anniversary of the grant date, subject to the continued employment with the Company through the applicable vesting date. Upon vesting, employees will receive shares of common stock in settlement of the units.
The table below provides a summary of restricted stock unit activity under the 2021 Equity Plan for the years ended December 31, 2021 and 2022:

		Weighted Average
	Number of	Fair Value
	Shares	(per share)
Unvested at December 31, 2020	—	$—
Granted	44,211	23.00
Forfeited / Cancelled	(2,278)	23.00
Vested	—	—
Unvested at December 31, 2021	41,933	$23.00
Granted	21,046	18.49
Forfeited / Cancelled	(11,730)	22.84
Vested	—	—
Unvested at December 31, 2022	51,249	$21.18

Employee Stock Purchase Plan

In connection with the IPO, on August 4, 2021, the Company’s board of directors adopted, and on August 13, 2021 the stockholders approved, the 2021 Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to voluntarily make after-tax contributions of up to 15% of such employee’s cash compensation for the purchase of the Company’s stock. It is expected that consecutive offering periods of six months in duration will be established during which such contributions will be accumulated and applied to purchase shares at the end of the offering period. It is expected that the purchase price will not be less than 85% of the lesser of the closing price of the shares on the first day of the offering period or the last day of the offering period. There were no stock employee purchase offerings during the year ended December 31, 2022 and, accordingly, no eligible employees were enrolled in the ESPP during the year ended December 31, 2022.

The ESPP authorizes the issuance of a total of 1,886,000 shares, which number shall be automatically increased on the first day of each calendar year following the calendar year in which the effective date of the ESPP falls in an amount equal to the lesser of (a) 1% of the total number of shares outstanding on the last day of the immediately preceding calendar year and (b) a lower number of shares as determined by the board of directors. As of December 31, 2022, 2,843,470 shares were available for issuance under the ESPP. Notwithstanding the foregoing, the maximum number of shares that may be issued or transferred under the ESPP shall not exceed an aggregate of 11,319,000 shares.

16. Net (Loss) Income per Share

The following table sets forth the computation of basic and diluted net (loss) income per share attributable to common stockholders for the periods presented:

(in thousands, except share and per share amounts)	Year Ended December 31,
	2020	2021	2022
Numerator:
Net (loss) income attributable to stockholders	$(52,293)	$(18,527)	$19,410
Undistributed (losses) income allocated to stockholders	$(52,293)	$(18,527)	$19,410

Denominator:
Weighted average number of shares outstanding, basic	88,345,312	90,218,386	94,052,435
Weighted average additional shares assuming conversion of common shares	—	—	4,813,569
Weighted average common shares outstanding - diluted	88,345,312	90,218,386	98,866,004

Net (loss) income per share attributable to stockholders, basic	$(0.59)	$(0.21)	$0.21

Net (loss) income per share attributable to stockholders, diluted	$(0.59)	$(0.21)	$0.20

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

The following potentially dilutive outstanding securities were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Year Ended December 31,
	2020	2021	2022
Stock options	9,410,290	13,466,262	13,677,630
Common stock issued in exchange for promissory notes	370,812	—	—
Restricted Stock Awards	—	1,779,716	3,421,920
Restricted Stock Units	—	41,933	51,249

17. Defined Contribution Plans

The Company has a matching 401(k) plan covering substantially all its U.S. based employees. The Company matched 50% of the first 6% of each employee’s contribution for the years ended December 31, 2020, 2021 and 2022. Employees are eligible to enroll after six months of employment and are 100% vested upon enrollment. Employer contributions totaled $1.8 million for each of the years ended December 31, 2020 and 2021 and $2.0 million for the year ended December 31, 2022. In addition, the Company maintains an overseas defined contribution plan and paid $0.3 million, $0.4 million and $1.3 million to fund defined contribution plans related to overseas service centers for the years ended December 31, 2020, 2021 and 2022, respectively.

18. Related Party Transactions

Pursuant to the Termination Agreement, dated September 22, 2021 (the “Termination Agreement”), with respect to the Fourth Amended and Restated Management Services Agreement, dated December 3, 2019, (the “MSA”), the Company agreed to pay all outstanding amounts owed to Goldman Sachs and a stockholder (the “Stockholder”) under the MSA upon the closing of the IPO. During September 2021, payments in the amount of $3.2 million and $4.5 million were made to Goldman Sachs and the Stockholder, respectively, to settle amounts outstanding per the agreements through conclusion of the MSA on June 18, 2025.

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

The Company had sales to Goldman Sachs and affiliates in the amount of $2.1 million, $5.5 million and $5.8 million for the years ended December 31, 2020, 2021 and 2022, respectively. Outstanding accounts receivable from Goldman Sachs as of December 31, 2021 and 2022 were $0.5 million and $0.2 million, respectively.
Goldman Sachs Lending Partners LLC, an affiliate of Goldman Sachs, was a Co-Documentation Agent and lender under the 2022 Credit Agreement and received $0.1 million fees in connection therewith.

The Company had sales to an affiliate of certain stockholders that, to the Company’s knowledge, collectively own greater than 10% of the Company’s outstanding shares of common stock (the “Stockholders”) in the amount of $0.2 million, $0.4 million and $0.3 million for the years ended December 31, 2020, 2021 and 2022, respectively. Outstanding accounts receivable from an affiliate of the Stockholders as of December 31, 2021 and 2022 were less than $0.1 million for both periods.

19. Litigation

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

As of December 31, 2021, the Company maintained an accrual for legal matters of approximately $1.0 million. As of December 31, 2022, the Company recorded a legal settlement obligation of $4.2 million and an offsetting insurance receivable of $0.9 million on the consolidated balance sheets for the settlement of legal matters and the corresponding net legal settlement expense of $3.3 million is recorded in selling, general and administrative expense in the consolidated statement of operations and comprehensive (loss) income.

20. Revenue

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

Disaggregation of Revenues

The following tables set forth total revenue by type of service for the periods presented:

	Year Ended December 31,
(in thousands)	2020	2021	2022
Screening services	$447,870	$636,123	$760,533
Other services	6,183	5,761	6,249
Total revenue	$454,053	$641,884	$766,782

The following table sets forth total revenue by geographic area based on the billing address of its customers for the periods presented:

	Year Ended December 31,
(in thousands)	2020	2021	2022
United States	$377,351	$522,672	$643,826
All other countries	76,702	119,212	122,956
Total revenue	$454,053	$641,884	$766,782

Other than the U.S., no single country accounted for more than 10% of the Company’s total revenues during the years ended December 31, 2020, 2021 and 2022. Substantially all of the Company’s long-lived assets were located in the U.S. as of December 31, 2021 and 2022.

Contract Assets and Liabilities

Incremental costs of obtaining a contract with a customer are recognized as an asset if the benefit of such costs is expected to be longer than one year, with a majority of contracts being multi-year. Incremental costs include commissions to the sales force and are amortized over three years, as management estimates that this corresponds to the period over which a customer benefits from the contract. As of December 31, 2021 and 2022, $2.6 million and $3.3 million, respectively, of deferred commissions are included in Other current assets on the consolidated balance sheets and approximately $2.5 million and $2.7 million, respectively, of deferred commissions are included in Other noncurrent assets, net on the consolidated balance sheets.

The Company did not have any material contract liabilities as of December 31, 2021 and 2022.

Concentrations

For the years ended December 31, 2021 and 2022, no single customer accounted for more than 10% of the Company’s revenue. No single customer had an accounts receivable balance greater than 10% of total accounts receivable as of December 31, 2021 and 2022.

21. Condensed Financial Information of Registrant (Parent Company Only)

Sterling Check Corp. (Parent Company Only)
Condensed Balance Sheets

(in thousands, except share amounts)	December 31, 2021	December 31, 2022
ASSETS
Cash and cash equivalents	$8	$11
Investment in subsidiaries of Parent	709,616	736,635
Total assets	$709,624	$736,646
LIABILITIES AND STOCKHOLDERS’ EQUITY
Commitments and contingencies (Note 13)
STOCKHOLDERS’ EQUITY:
Preferred stock ($0.01 par value; 100,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 1,000,000,000 shares authorized; 95,854,795 shares issued and 95,746,975 shares outstanding as of December 31, 2021; 97,765,120 shares issued and 96,717,883 shares outstanding as of December 31, 2022, respectively)	68	76
Additional paid-in capital	916,578	942,789
Common stock held in treasury (107,820 shares and 1,047,237 shares as of December 31, 2021 and 2022, respectively)	(897)	(14,859)
Accumulated deficit	(206,218)	(186,448)
Accumulated other comprehensive (loss) income	93	(4,912)
Total stockholders’ equity	709,624	736,646
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$709,624	$736,646

Sterling Check Corp. (Parent Company Only)
Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)	December 31, 2020	December 31, 2021	December 31, 2022
Equity in net (loss) income of subsidiaries	$(52,293)	$(18,527)	$19,410
NET (LOSS) INCOME	(52,293)	(18,527)	19,410
Subsidiaries’ other comprehensive income (loss)	2,421	(964)	(5,005)
COMPREHENSIVE (LOSS) INCOME	$(49,872)	$(19,491)	$14,405

Net (loss) income per share attributable to stockholders
Basic	$(0.59)	$(0.21)	$0.21
Diluted	$(0.59)	$(0.21)	$0.20
Weighted average number of shares outstanding—basic and diluted
Basic	88,345,312	90,218,386	94,052,435
Diluted	88,345,312	90,218,386	98,866,004

The accompanying notes are an integral part of these consolidated financial statements.
A condensed statement of cash flows has not been presented as Sterling Check Corp. (the Parent) had no material operating, investing, or financing cash flow activities for the years ended December 31, 2020, 2021 and 2022.

Basis of Presentation
These condensed parent company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of the Parent (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of the Parent. The ability of the Parent’s operating subsidiaries to pay dividends may be restricted due to the terms of the 2022 Credit Agreement, as described in Note 9, “Debt” to the audited consolidated financial statements.

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

22. Subsequent Events

Acquisitions

On January 4, 2023, the Company acquired all of the outstanding shares of Socrates Limited and its affiliates (“Socrates”), the largest independent screening company in Latin America, pursuant to a share purchase agreement. The Socrates acquisition expands the Company’s global presence into Latin America to serve the rapidly growing regional hiring needs of both multi-national and local clients. On March 1, 2023, the Company acquired all of the outstanding shares of A-Check Global (“A-Check”), a U.S.-based employment screening organization, pursuant to a share purchase agreement. The A-Check acquisition provides the Company access to a high quality, enterprise-focused customer base diversified across verticals including healthcare and telecom. The aggregate purchase price for the acquisitions totaled approximately $60.0 million, was funded with available cash on hand and is subject to certain closing adjustments specified in the share purchase agreements. Due to the proximity of the closing dates to the filing of this report, the Company has not completed its valuation analysis and related calculations in sufficient detail necessary to arrive at the fair values of the net assets acquired, along with the determination of any goodwill to be recognized on the transactions. Due to the lack of availability of meaningful financial statements of the acquired companies that comply with U.S. GAAP, it is impracticable to provide supplemental pro forma information of the combined entities pursuant to ASC 805-10-50.

Share Repurchases

For the period January 1, 2023 to February 28, 2023, the Company repurchased 493,926 shares of its common stock for $7.6 million.

Derivatives and Hedging Activity

On February 28, 2023, the Company entered into an Interest rate swap to reduce exposure to variability in expected future cash outflows on variable rate debt attributable to the changes in the SOFR.

Product	Number of Instruments	Effective Date	Maturity Date	Notional

Interest Rate Swap	1	February 28, 2023	November 29, 2027	$300.0 million USD

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, utilizing the criteria discussed in the “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2022.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the company, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Based upon the evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.
Remediation of Previously Reported Material Weakness in Internal Control over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, during the course of preparing for the IPO, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
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

We implemented measures designed to improve our internal control over financial reporting and to remediate this material weakness. In September 2021, we hired a Chief Tax Officer with over 25 years of tax leadership experience working for and with several of the largest public global Fortune 500 companies. As of the filing of this Annual Report on Form 10-K, we have expanded our tax team to a total of six, by hiring four internal resources specializing in domestic, state and international tax. Our personnel have the appropriate knowledge, training and experience to appropriately analyze, record and disclose tax accounting matters timely and accurately, and to design and maintain appropriate accounting policies, procedures and controls over income and other taxes, commensurate with our financial reporting requirements. During the fourth quarter of 2021 and continuing throughout 2022, we designed and implemented controls over income taxes to further improve the control environment, including automating the year-end global tax provision through the use of software. We have enhanced the overall design of controls and procedures performed in calculating and reviewing the interim and annual tax provisions, the precision of management review around key income tax areas and operating effectiveness of the controls over income taxes. We are committed to maintaining a strong internal control environment with the expansion of the tax department. Additionally, in December 2021, we hired a Head of Internal Audit and Enterprise Risk Management with over 20 years of internal audit and risk management leadership experience working for and with the big four public accounting firms, technology companies and global Fortune 500 companies to assist us in the design, implementation and continued maintenance of internal controls. The applicable remedial controls have been determined to have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively and the material weakness has been remediated as of December 31, 2022.
Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 is incorporated herein by reference to our Notice of Annual Meeting of Stockholders and definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (our “Proxy Statement”), to be filed within 120 days of December 31, 2022.
The information required by this Item 10 relating to our executive officers is included in Part I, Item 1. “Business — Information about our Executive Officers” of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to our Proxy Statement, to be filed within 120 days of December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated herein by reference to our Proxy Statement, to be filed within 120 days of December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated herein by reference to our Proxy Statement, to be filed within 120 days of December 31, 2022.
Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 is incorporated herein by reference to our Proxy Statement, to be filed within 120 days of December 31, 2022.

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
4.2
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K filed on March 16, 2022).

10.1
Amended and Restated Stockholders’ Agreement, dated September 22, 2021, among Sterling Check Corp., the Founder Stockholders, the GS Stockholders and the other Stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2021).

10.2
Waiver to Amended and Restated Stockholders’ Agreement, dated as of April 8, 2022, among Sterling Check Corp. and the Founder Stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022).

10.3
Credit Agreement, dated as of November 29, 2022, by and among Sterling Infosystems, Inc., as borrower, Sterling Intermediate Corp. and the other guarantors party thereto, KeyBank National Association, as agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 30, 2022).

10.4+	Sterling Check Corp. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 27, 2021).
10.5+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on September 13, 2021).
10.6+	Sterling Check Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on September 13, 2021).
10.7+	Sterling Check Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on September 13, 2021).
10.8+	Sterling Ultimate Parent Corp. 2015 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).
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

10.11*+	Form of Time-Vesting Restricted Stock Agreement - US Senior Executive, under the 2021 Omnibus Incentive Plan.
10.12+
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

10.14+
Form of Performance Nonqualified Stock Option Agreement under the Sterling Ultimate Parent Corp. 2015 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

10.15+
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

10.17+	Form of Loan Forgiveness Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).
10.18+
Amended and Restated Employment Agreement dated as of August 5, 2021, by and among Joshua Peirez, Sterling Ultimate Parent Corp., and Sterling Infosystems, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).

10.19*+	Retention Bonus Agreement dated as of December 21, 2022, by and between Joshua Peirez and Sterling Check Corp.
10.20+
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

10.23*+	Retention Bonus Agreement dated as of December 21, 2022, by and between Peter Walker and Sterling Check Corp.
10.24+
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

10.27+
Severance Agreement dated as of November 30, 2015, by and between Steven Barnett and Sterling Infosystems, Inc. (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K filed on March 16, 2022).

10.28+
Amendment to Severance Agreement dated as of August 19, 2021, by and between Steven Barnett and Sterling Infosystems, Inc. (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K filed on March 16, 2022).

10.29+
Severance Agreement dated as of November 30, 2021, by and between Robyn Price Stonehill and Sterling Infosystems, Inc. (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K filed on March 16, 2022).

21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP.
23.2*	Consent of Acclaro Growth Partners.

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
Chief Executive Officer and Director
Date: March 2, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSHUA PEIREZ	Chief Executive Officer (Principal Executive Officer) and Director	March 2, 2023
Joshua Peirez

/s/ PETER WALKER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2023
Peter Walker

/s/ THERESA NERI STRONG	Chief Accounting Officer (Principal Accounting Officer)	March 2, 2023
Theresa Neri Strong

/s/ MICHAEL GREBE	Chairman of the Board of Directors and Director	March 2, 2023
Michael Grebe

/s/ WILLIAM CHEN	Director	March 2, 2023
William Chen

/s/ MARK JENNINGS	Director	March 2, 2023
Mark Jennings

/s/ ADRIAN JONES	Director	March 2, 2023
Adrian Jones

/s/ MOHIT KAPOOR	Director	March 2, 2023
Mohit Kapoor

/s/ JILL LARSEN	Director	March 2, 2023
Jill Larsen

/s/ ARTHUR J. RUBADO III	Director	March 2, 2023
Arthur J. Rubado III

/s/ L. FREDERICK SUTHERLAND	Director	March 2, 2023
L. Frederick Sutherland