Form 10-Q
period 2023-03-31
Sterling Check Corp.
filed 2023-05-09
CIK 1645070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The total number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of May 8, 2023 was 98,030,304 (excluding treasury shares of 1,579,388).

STERLING CHECK CORP. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that all forward-looking statements that we make will be subject to the safe harbor protections created thereby. You can generally identify forward-looking statements by our use of forward-looking terminology such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “playbook,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements that address market trends, and statements regarding our expectations, beliefs, plans, strategies, objectives, prospects or assumptions, or statements regarding future events or performance contained in this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements.
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements, or could affect our share price. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:
•changes in economic, political and market conditions, including bank failures and concerns of a potential economic downturn or recession, and the impact of these changes on our clients’ hiring trends;
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
•our ability to comply with public company requirements in a timely and cost-effective manner, and expense strain on our resources and diversion of our management’s attention resulting from public company compliance requirements; and
•the other risks described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2023.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	December 31, 2022	March 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$103,095	$50,964
Accounts receivable (net of allowance of $3,200 and $3,248 as of December 31, 2022 and March 31, 2023, respectively)	139,579	147,123
Insurance receivable	921	922
Prepaid expenses	13,433	11,201
Other current assets	13,654	16,563
Total current assets	270,682	226,773
Property and equipment, net	10,341	9,600
Goodwill	849,609	877,212
Intangible assets, net	241,036	263,109
Deferred income taxes	4,452	4,518
Operating leases right-of-use asset	20,084	19,652
Other noncurrent assets, net	11,050	11,518
TOTAL ASSETS	$1,407,254	$1,412,382
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,372	$42,132
Litigation settlement obligation	4,165	3,850
Accrued expenses	67,047	57,091
Current portion of long-term debt	7,500	9,375
Operating leases liability, current portion	3,717	3,565
Other current liabilities	12,939	13,974
Total current liabilities	133,740	129,987
Long-term debt, net	493,990	490,434
Deferred income taxes	23,707	30,102
Long-term operating leases liability, net of current portion	16,835	16,574
Other liabilities	2,336	12,681
Total liabilities	$670,608	$679,778
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS’ EQUITY:
Preferred stock ($0.01 par value; 100,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 1,000,000,000 shares authorized; 97,765,120 shares issued and 96,717,883 shares outstanding as of December 31, 2022; 99,663,997 shares issued and 98,085,706 shares outstanding as of March 31, 2023)	76	95
Additional paid-in capital	942,789	950,813
Common stock held in treasury (1,047,237 and 1,578,291 shares as of December 31, 2022 and March 31, 2023, respectively)	(14,859)	(23,058)
Accumulated deficit	(186,448)	(185,857)
Accumulated other comprehensive loss	(4,912)	(9,389)
Total stockholders’ equity	736,646	732,604
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,407,254	$1,412,382
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2022	2023
REVENUES	$191,972	$179,274
OPERATING EXPENSES:
Cost of revenues (exclusive of depreciation and amortization below)	100,956	94,754
Corporate technology and production systems	12,552	11,952
Selling, general and administrative	42,333	47,451
Depreciation and amortization	20,156	15,122
Impairments of long-lived assets	—	106
Total operating expenses	175,997	169,385
OPERATING INCOME	15,975	9,889
OTHER EXPENSE (INCOME):
Interest expense, net	6,336	8,608
Gain on interest rate swaps	(328)	—
Other income	(354)	(412)
Total other expense, net	5,654	8,196
INCOME BEFORE INCOME TAXES	10,321	1,693
Income tax provision	4,085	1,102
NET INCOME	$6,236	$591
Unrealized loss on hedged transactions, net of tax of $0 and $1,815, respectively	—	(5,159)
Foreign currency translation adjustments, net of tax of $0 and $0, respectively	283	682
Total other comprehensive income (loss)	283	(4,477)
COMPREHENSIVE INCOME (LOSS)	$6,519	$(3,886)
Net income per share attributable to stockholders
Basic	$0.07	$0.01
Diluted	$0.06	$0.01
Weighted average number of shares outstanding
Basic	93,967,819	92,877,506
Diluted	99,186,456	95,350,342
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)	Shares Outstanding	Par Value	Additional Paid-In Capital	Common Shares Held in Treasury	Common Stock Held in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE as of December 31, 2021	95,746,975	$68	$916,578	107,820	$(897)	$(206,218)	$93	$709,624
Issuance of common stock	1,112	—	—	—	—	—	—	—
Common stock issued for exercise of employee stock options	8,486	—	80	—	—	—	—	80
Issuance of restricted shares, net of forfeitures and vestings	533,095	5	(5)	—	—	—	—	—
Stock-based compensation	—	—	5,108	—	—	—	—	5,108
Net income	—	—	—	—	—	6,236	—	6,236
Cumulative effect adjustment for adoption of CECL, net of tax of $56	—	—	—	—	—	(198)	—	(198)
Foreign currency translation adjustment, net of tax	—	—	(8)	—	—	—	283	275
BALANCE as of March 31, 2022	96,289,668	$73	$921,753	107,820	$(897)	$(200,180)	$376	$721,125

(in thousands, except share amounts)	Shares Outstanding	Par Value	Additional Paid-In Capital	Common Shares Held in Treasury	Common Stock Held in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE as of December 31, 2022	96,717,883	$76	$942,789	1,047,237	$(14,859)	$(186,448)	$(4,912)	$736,646
Issuance of common stock	4,567	—	—	—	—	—	—	—
Issuance of restricted shares, net of forfeitures and vestings	1,894,310	19	(19)	—	—	—	—	—
Repurchases of common stock	(493,926)	—	—	493,926	(7,712)	—	—	(7,712)
Shares withheld to cover restricted share vestings tax	(37,128)	—	—	37,128	(487)	—	—	(487)
Stock-based compensation	—	—	8,043	—	—	—	—	8,043
Net income	—	—	—	—	—	591	—	591
Unrealized loss on hedged transactions, net of tax	—	—	—	—	—	—	(5,159)	(5,159)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	682	682
BALANCE as of March 31, 2023	98,085,706	$95	$950,813	1,578,291	$(23,058)	$(185,857)	$(9,389)	$732,604

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2022	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,236	$591
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	20,156	15,122
Deferred income taxes	3,412	209
Stock-based compensation	5,108	8,043
Impairments of long-lived assets	—	106
Provision for bad debts	308	244
Amortization of financing fees	109	269
Amortization of debt discount	478	194
Deferred rent	—	39
Noncash impact of lease accounting under ASC 842	(55)	—
Unrealized translation (gain) loss on investment in foreign subsidiaries	(393)	135
Changes in fair value of derivatives	(2,464)	—
Interest rate swap settlements	—	23
Gain on disposition of property and equipment	(4)	—
Changes in operating assets and liabilities
Accounts receivable	(20,006)	(3,414)
Prepaid expenses	(869)	2,844
Other assets	(1,736)	(2,534)
Accounts payable	10,255	3,716
Litigation settlement obligation	—	315
Accrued expenses	(12,283)	(12,256)
Other liabilities	(4,807)	(2,364)
Net cash provided by operating activities	3,445	11,282
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,495)	(140)
Purchases of intangible assets and capitalized software	(3,742)	(4,120)
Acquisitions, net of cash acquired	—	(48,802)
Proceeds from disposition of property and equipment	4	7
Net cash used in investing activities	(5,233)	(53,055)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	70	—
Repurchases of common stock	—	(7,711)
Payments of IPO issuance costs	(225)	—
Cash paid for tax withholding on RSA vestings	—	(487)
Payments of long-term debt	(1,615)	(1,875)
Payment of contingent consideration for acquisition	—	(305)
Payments of finance lease obligations	(1)	—
Net cash used in financing activities	(1,771)	(10,378)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(92)	20
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,651)	(52,131)
CASH AND CASH EQUIVALENTS
Beginning of period	47,998	103,095

Cash and cash equivalents at end of period	$44,347	$50,964
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for
Interest, net of capitalized amounts of $73 and $90 for the three months ended March 31, 2022 and 2023, respectively	$8,296	$11,602
Income taxes	4,222	2,978
Noncash investing activities
Purchases of property and equipment in accounts payable and accrued expenses	$245	$69
Noncash purchase price of business combinations	—	4,821
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
As of March 31, 2023, the Company is 61.1% owned by an investment group consisting of entities advised by or affiliated with The Goldman Sachs Group, Inc. (“Goldman Sachs”) and Caisse de dépôt et placement du Québec (“CDPQ”). CDPQ owns its equity interest in the Company indirectly through a limited partnership controlled by Goldman Sachs.

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
These unaudited condensed consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with US GAAP applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2022 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2023.
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
Cash and Cash Equivalents
Cash and cash equivalents of $103.1 million and $51.0 million as of December 31, 2022 and March 31, 2023, respectively, include money market instruments with maturities of three months or less. The Company maintained cash outside the U.S. as of December 31, 2022 of $28.0 million with the largest deposits being held in India and Canada, with balances of $5.1 million and $9.2 million, respectively. Cash outside the U.S. was

$26.6 million as of March 31, 2023, with the largest deposits being held in India and Canada, with balances of $5.4 million and $1.9 million, respectively.
Foreign Currency
Assets and liabilities of operations having non-USD functional currencies are translated at period-end exchange rates, and income statement accounts are translated at weighted average exchange rates for the period. Gains or losses resulting from translating foreign currency financial statements, net of any related tax effects, are reflected in Accumulated other comprehensive income (loss), a separate component of stockholders’ equity on the unaudited condensed consolidated balance sheets. Gains or losses resulting from foreign currency transactions incurred in currencies other than the local functional currency are included in Other income in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The cumulative translation adjustment resulted in losses of $5.6 million and $4.9 million as of December 31, 2022 and March 31, 2023, respectively.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable balances consist of trade receivables that are recorded at the invoiced amount, net of allowances for expected credit losses and for potential sales credits and reserves. Sales credits and reserves were $0.9 million and $0.8 million as of December 31, 2022 and March 31, 2023, respectively.

The Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments - Credit Losses (“CECL”) on January 1, 2022. The adoption of CECL resulted in a $0.3 million cumulative effect adjustment recorded in retained earnings as of January 1, 2022.

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

Allowances for expected credit losses were $2.3 million and $2.5 million as of December 31, 2022 and March 31, 2023, respectively. The following table summarizes changes in the allowance for expected credit losses for the periods presented:

	Three Months Ended March 31,

(in thousands)	2022	2023
Balance at beginning of period	$2,949	$2,304
Cumulative effect of accounting change upon adoption of CECL	254	—
Additions	308	244
Write-offs, net of recoveries	(1,669)	(78)
Foreign currency translation adjustment	—	3
Balance at end of period	$1,842	$2,473
Corporate Technology and Production Systems

Corporate technology and production systems includes costs related to maintaining the Company’s corporate information technology infrastructure and non-capitalizable costs to develop and maintain its production systems.
The following table sets forth expenses included in each category of corporate technology and production systems for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2023
Corporate information technology	$6,123	$5,267
Development of platform and product initiatives	4,249	4,414
Production support and maintenance	2,180	2,271
Total production systems	6,429	6,685
Corporate technology and production systems	$12,552	$11,952
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
Included within corporate technology and production systems are non-capitalizable production system and corporate information technology expenses related to Project Ignite, a three-phase strategic investment initiative. Phase one of Project Ignite modernized client and candidate experiences and is complete. Phase two of Project Ignite focused on decommissioning the Company’s on-premises data centers and migrating the Company’s production systems and corporate information technological infrastructure to a managed service provider in the cloud. During the first half of 2021, the Company completed phase two initiatives related to the migration of its production and fulfillment systems to the cloud, and as a result, over 95% of revenue is processed through platforms hosted in the cloud. The Company incurred expenses related to phase two to complete the decommissioning of on-premises data centers for internal corporate technology infrastructure and migration to the cloud which was completed as of September 30, 2022. Phase three of Project Ignite is decommissioning of the platforms purchased over the prior ten years and the migration of the clients to one global platform. This third and final phase, which was complete as of March 31, 2023, unified clients onto a single global platform. The Company’s core platform now processes approximately 80% of its global revenue.

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

4.Acquisitions

Socrates and A-Check Acquisitions

On January 4, 2023, the Company acquired all of the outstanding shares of Socrates Limited and its affiliates (“Socrates”), a screening company in Latin America, pursuant to a share purchase agreement. The Socrates acquisition expands the Company’s global presence into Latin America to serve the rapidly growing regional hiring needs of both multi-national and local clients. On March 1, 2023, the Company acquired all of the outstanding shares of A-Check Global (“A-Check”), a U.S.-based employment screening organization, pursuant to a share purchase agreement. The A-Check acquisition provides the Company access to a high quality, enterprise-focused customer base diversified across verticals including healthcare and telecom. The aggregate purchase price for the acquisitions totaled approximately $65.9 million, was funded with available cash on hand and is subject to certain closing adjustments specified in the share purchase agreements and includes contingent consideration related to the A-Check acquisition of $4.7 million recorded at fair value. The contingent consideration will be determined based on actual future results. As of March 31, 2023, the fair value of the contingent consideration consisted of $2.6 million for an earn-out payable one year after the acquisition based upon revenue retention and a $2.1 million payable throughout the second and third year following the acquisition based on revenue retention and referral revenue. The Company recorded a preliminary allocation of the purchase price to assets acquired and liabilities assumed based on their estimated fair values as of their respective purchase dates. Additionally, in connection with the Socrates acquisition, $5.0 million is payable to certain senior employees two years after the acquisition date based on certain retention requirements.

The Company incurred approximately $2.7 million of transaction expenses related to the acquisitions during the three months ended March 31, 2023.

The preliminary allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed as of the applicable acquisition date. The following table summarizes the consideration paid and the amounts recognized for the assets acquired and liabilities assumed:

(in thousands)
Consideration
Cash	$11,935
Other current assets
Accounts receivable	4,279
Other current assets	805
Property and equipment	177
Intangible assets	32,141
Other long-term assets	$6
Total assets acquired	$49,343
Accounts payable and accrued expenses	1,156
Other current liabilities	1,291
Deferred tax liability	8,388
Other liabilities	2
Total liabilities assumed	$10,837
Total identifiable net assets	38,506
Goodwill	27,352
Total consideration	$65,858

Goodwill recognized is primarily attributable to assembled workforce and expected synergies and is not tax deductible in future years. Intangible assets acquired consist largely of customer lists in the amount of $28.0 million to be amortized over 15 years. The remaining intangible assets include trade names, developed technology and a non-compete agreement, which will be amortized over two years, eight years, and five years, respectively.

The acquisitions are not material to the Company's financial position as of March 31, 2023 or results of operations for the three months ended March 31, 2023, and therefore, pro forma operating results and other disclosures for the acquisitions are not presented.

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

5.Property and Equipment, net

(in thousands)	December 31, 2022	March 31, 2023
Furniture and fixtures	$2,568	$2,516
Computers and equipment	41,084	41,421
Leasehold improvements	6,565	6,587
	50,217	50,524
Less: Accumulated depreciation	(39,876)	(40,924)
Total property and equipment, net	$10,341	$9,600
Depreciation expense on property and equipment was $1.1 million and $1.0 million during the three months ended March 31, 2022 and 2023, respectively. There were no write downs of property and equipment during the three months ended March 31, 2022. Write down of abandoned property and equipment no longer in use was less than $0.1 million for the three months ended March 31, 2023.
6.Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the periods presented were as follows:

(in thousands)
Goodwill as of December 31, 2022	$849,609
Acquisitions	27,352
Foreign currency translation adjustment	251
Goodwill as of March 31, 2023	$877,212
Intangible Assets
Intangible assets, net consisted of the following for the periods presented:

		December 31, 2022			March 31, 2023
(dollars in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer lists	7 - 17 years	$506,015	$(340,579)	$165,436	$533,848	$(348,729)	$185,119
Trademarks	2 - 16 years	77,198	(37,519)	39,679	77,791	(39,010)	38,781
Non-compete agreement	1 - 5 years	3,179	(2,584)	595	3,976	(2,619)	1,357
Technology	3 - 8 years	246,220	(216,330)	29,890	252,943	(220,358)	32,585
Domain names	2 - 15 years	10,118	(4,682)	5,436	10,117	(4,850)	5,267
		$842,730	$(601,694)	$241,036	$878,675	$(615,566)	$263,109
Included within technology is $28.1 million and $30.2 million of internal-use software, net of accumulated amortization, as of December 31, 2022 and March 31, 2023, respectively. As of March 31, 2023, $5.1 million of technology assets have not yet been put in service.
The Company capitalized $3.7 million of costs to develop internal-use software included in technology during the three months ended March 31, 2022 (consisting of internal costs of $3.0 million and external costs of $0.7 million). The Company capitalized $4.1 million of costs to develop internal-use software included in technology during the three months ended March 31, 2023 (consisting of internal costs of $3.4 million and external costs of $0.7 million).
For the three months ended March 31, 2022, the Company recorded no write-down of capitalized software. For the three months ended March 31, 2023, the Company recorded a write-down related to the impairment of capitalized software in the amount of $0.1 million.
Amortization expense was $19.1 million and $14.1 million for the three months ended March 31, 2022 and 2023, respectively.
Except for the customer lists, which are amortized utilizing an accelerated method, all other intangible assets are amortized on a straight-line basis, which approximates the pattern in which economic benefits are consumed. Estimated amortization expense as of March 31, 2023 is as follows for each of the next five years:

(in thousands)
Year Ending December 31,
Remainder of fiscal year 2023	$71,305
2024	45,083
2025	35,729
2026	27,578
2027	22,070
Thereafter	61,344
$263,109
7.Accrued Expenses
Accrued expenses on the unaudited condensed consolidated balance sheets as of the periods presented consisted of the following:

(in thousands)	December 31, 2022	March 31, 2023
Accrued compensation	$29,835	$18,392
Accrued cost of revenues	15,721	19,005
Accrued interest	3,143	106
Other accrued expenses	18,348	19,588
Total accrued expenses	$67,047	$57,091

8.Leases
Effective January 1, 2022 using the effective date method, the Company adopted the FASB’s Accounting Standards Update No. 2016-02, “Leases” (“ASC 842”), which requires the recognition of all leases, including operating leases on the unaudited condensed consolidated balance sheets by recording a right-of-use (“ROU”) asset and related liability, and elected to exclude short-term leases from adoption. The lease liability and ROU asset will be remeasured when there is a change in the lease term (or upon the occurrence of another reassessment trigger).
Upon adoption on January 1, 2022, the Company recognized a ROU asset of $23.5 million and a lease liability of $23.8 million.

The Company determines if a contract is a lease or contains a lease at inception. Operating lease liabilities are measured, on each reporting date, based on the present value of the future minimum lease payments over the remaining lease term. The Company’s leases generally do not provide an implicit rate and, therefore, the Company used the incremental borrowing rate of the former first lien term loan credit agreement of 4.50% for all leases entered into for the period prior to November 29, 2022. Operating lease assets are measured by adjusting the lease liability for lease incentives, initial direct costs incurred and asset impairments. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term with the operating lease asset reduced by the amount of the expense. Lease terms may include options to extend or terminate a lease when they are reasonably certain to occur.
The Company leases real estate and equipment for use in its operations. The Company has 23 operating leases with remaining lease terms ranging from 1 month to 70 months.
The components of lease expense for the periods presented are as follows:

	Three Months Ended March 31,
(in thousands)	2022	2023
Components of total lease costs
Operating lease expense	$1,299	$1,379
Sublease income	(72)	(222)
Total net lease costs	$1,227	$1,157
Information related to the Company’s ROU assets and lease liabilities for the period presented is as follows:

(dollar amounts in thousands)	March 31, 2023
Operating leases
Operating leases ROU asset - long-term	$19,652
Operating leases ROU asset, net	$19,652

Operating leases liability - current	$3,565
Operating leases liability - long-term	16,574
Total operating leases liability	$20,139

Weighted average remaining lease term in years - operating leases	4.5
Weighted average discount rate - operating leases	4.50%

Total remaining lease payments under the Company’s operating leases for the period presented are as follows:

(in thousands)	March 31, 2023
Remainder of fiscal year 2023	$4,378
2024	4,958
2025	4,610
2026	3,796
2027	3,468
2028	1,073
Thereafter	85
Total future minimum lease payments	$22,368
Less: imputed interest	(2,229)
Total	$20,139

9.Debt
On November 29, 2022, Sterling Infosystems, Inc. (the “Borrower”), a Delaware corporation and a subsidiary of the Company, entered into a credit agreement (the “2022 Credit Agreement”) by and among the Borrower, as borrower, Sterling Intermediate Corp., KeyBank National Association, as administrative agent (the “Administrative Agent”), certain guarantors party thereto and the lenders party thereto.
The 2022 Credit Agreement provides for aggregate principal borrowings of $700.0 million, comprised of $300.0 million aggregate principal amount of term loans (the “Term Loans”) and a $400.0 million revolving credit facility (the “Revolving Credit Facility”). The Term Loans and the Revolving Credit Facility mature on November 29, 2027.
The table below sets forth the Company’s long-term debt as presented in the unaudited condensed consolidated balance sheets for the periods presented:

(in thousands)	December 31, 2022	March 31, 2023
Current portion of long-term debt
Term Loans	$7,500	$9,375
Total current portion of long-term debt	$7,500	$9,375

Long-term debt
Term Loans, due November 29, 2027 (6.76% and 6.91% at December 31, 2022 and March 31, 2023, respectively)	292,500	288,750
Revolving Credit Facility	205,494	205,494
Unamortized discount and debt issuance costs	(4,004)	(3,810)
Total long-term debt, net	$493,990	$490,434
The estimated fair value of the Company’s 2022 Credit Agreement was $487.1 million and $488.7 million as of December 31, 2022 and March 31, 2023, respectively. These fair values were determined based on quoted prices in markets with similar instruments that are less active (Level 2 inputs as defined below) as an observable price of the 2022 Credit Agreement or similar liabilities is not readily available.
The Company was in compliance with all financial covenants under its credit agreement as of March 31, 2023.

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
The Company considers the recorded value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses to approximate the fair value of the respective assets and liabilities as of December 31, 2022 and March 31, 2023 based upon the short-term nature of such assets and liabilities (Level 1). See Note 9, “Debt” for discussion of the fair value of the Company’s debt.
Interest rate swaps are measured at fair value on a recurring basis in the Company’s financial statements and are considered Level 2 financial instruments. Interest rate swaps are measured based on quoted prices for similar financial instruments and other observable inputs recognized. The currency forward agreements are typically cash settled in U.S. dollars for their fair value at or close to their settlement date.
As of December 31, 2022, the fair value of contingent consideration related to the November 30, 2021 acquisition of EBI totaled $1.2 million and consisted of a $0.9 million earn-out payable two years after the acquisition based upon revenue retention and $0.3 million remaining payable throughout the year following the acquisition based on customer collections on acquired receivables and is considered a Level 3 financial instrument. As of March 31, 2023, contingent consideration for the earn-out payable related to the acquisition of EBI totaled $0.9 million and is considered a Level 3 financial instrument. As of March 31, 2023, contingent consideration related to the A-Check acquisition completed in 2023 totaled $4.7 million and consisted of $2.6 million for an earn-out payable one year after the acquisition based upon revenue retention and a $2.1 million payable throughout the second and third year following the acquisition based on revenue retention and referral revenue. Contingent consideration related to acquisitions is considered a Level 3 financial instrument.
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of December 31, 2022:

(in thousands)	Level 1	Level 2	Level 3
Liabilities
Contingent consideration - acquisition of EBI	$—	$—	$1,219
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of March 31, 2023:

(in thousands)	Level 1	Level 2	Level 3
Assets
Interest rate swaps	$—	$1,049	$—
Liabilities
Interest rate swaps	—	8,024	—
Contingent consideration - acquisition of EBI	—	—	914
Contingent consideration - acquisitions of Socrates and A-Check	—	—	4,706
During the three months ended March 31, 2022 and 2023, the Company did not re-measure any financial assets or liabilities at fair value on a nonrecurring basis. There were no transfers between levels during the periods presented.

11.Derivative Instruments and Hedging Activities
Interest Rate Swap Hedges
To reduce exposure to variability in expected future cash outflows on variable rate debt attributable to the changes in the applicable interest rates under the 2022 Credit Agreement, the Company entered into interest rate swaps to economically offset a portion of this risk.
For interest rate swap derivatives designated and that qualify as hedges for accounting purposes, the unrealized gain or loss on the derivative is recorded in Accumulated other comprehensive income (loss) (“OCI”).
As of March 31, 2023, the Company had the following outstanding interest rate swap derivatives that were used to hedge its interest rate risks:

Product	Number of Instruments	Effective Date	Maturity Date	Notional

Interest Rate Swaps	4	February 28, 2023	November 29, 2027	$300.0 million USD
All financial derivative instruments are carried at their fair value on the balance sheet. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of the dates presented:

	Asset Derivatives
(in thousands)	As of December 31, 2022		As of March 31, 2023
Derivatives designated as hedging instruments:
Interest rate swaps	Other current assets	$—	Other current assets	$1,049
Interest rate swaps	Other assets	—	Other assets	$—
Total interest rate swaps		$—		$1,049

	Liability Derivatives
(in thousands)	As of December 31, 2022		As of March 31, 2023
Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	$—	Other current liabilities	$—
Interest rate swaps	Other liabilities	—	Other liabilities	8,024
Total interest rate swaps		$—		$8,024

The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income (Loss) for the periods presented:

	Three Months Ended March 31,			Three Months Ended March 31,
(in thousands)	2022	2023		2022	2023
Derivatives in Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Included Component)		Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income (Included Component)

Interest rate swaps	$—	$(6,877)	Interest expense	$—	$97
Total	$—	$(6,877)		$—	$97

The tables below present the effect of the Company’s cash flow hedge accounting on the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2023
	Interest Expense	Interest Expense
Total amounts of income and expense line items in which the effects of fair value or cash flow hedges are recorded	$6,336	$8,608
Gain on cash flow hedging relationships
Interest rate swaps:
Amount of gain reclassified from accumulated other comprehensive income (loss) into income	$—	$97
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
As of March 31, 2023, the Company did not have any outstanding derivatives not designated as a hedge in qualifying hedging relationships.
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the periods presented:

		Three Months Ended March 31,
(in thousands)		2022	2023
Derivatives Not Designated as Hedging Instruments	Location of Loss (Gain) Recognized in Income on Derivatives	Amount of Loss (Gain) Recognized in Income on Derivatives
Interest rate swaps	Loss (gain) on interest rate swaps	$(328)	$—
Total		$(328)	$—

12.    Income Taxes
The computation of the provision for or benefit from income taxes for interim periods is determined by applying the estimated annual effective tax rate to year-to-date income before tax and adjusting for discrete tax items recorded in the period, if any.
The Company recorded a tax provision of $4.1 million and $1.1 million for the three months ended March 31, 2022 and 2023, respectively, which resulted in an effective tax rate of 39.6% and 65.1%, respectively. For the three months ended March 31, 2022 and 2023, the effective rate differs from the statutory rate mainly due to a jurisdictional mix of earnings and permanent items.
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
As of December 31, 2022, the Company recorded a legal settlement obligation of $4.2 million and an offsetting insurance receivable of $0.9 million for the settlement of legal matters. As of March 31, 2023, the Company recorded a legal settlement obligation of $3.9 million and an offsetting insurance receivable of $0.9 million for the settlement of legal matters.
Net legal settlement expense recorded in selling, general and administrative expense in the unaudited consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2022 and 2023 totaled $0.1 million and $0.1 million, respectively.
14.    Equity
Under the Company’s Amended and Restated Certificate of Incorporation, a total of 1,100,000,000 shares of all classes of stock are authorized, divided as follows:
(i)1,000,000,000 shares of common stock, par value $0.01 per share (“common stock”); and
(ii)100,000,000 shares of undesignated preferred stock, par value $0.01 per share (“preferred stock”).
Each share of common stock is entitled to one vote on all matters on which holders of common stock are entitled to vote generally. Holders of common stock are entitled to be paid ratably any dividends as may be declared by the Board of Directors (in its sole discretion), subject to any preferential dividend rights of outstanding preferred stock (if any). No dividends have been declared or paid on the Company’s common stock through March 31, 2023.
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
On November 23, 2022, the Company’s board of directors authorized the repurchase of up to $100.0 million of the Company’s shares of common stock over a period through December 31, 2024. The share repurchase program is being executed on a discretionary basis through open market repurchases, private transactions, or other transactions, including through block trades and Rule 10b-18 and Rule 10b5-1 trading plans. The Company is not obligated to repurchase any specific number of shares, and the timing and amount of any share repurchases will be subject to several factors including share price, trading volume, market conditions and capital allocation priorities. The share repurchase program may be suspended, terminated or modified without notice at any time. For the three months ended March 31, 2023, the Company repurchased 493,926 shares of its common stock for $7.7 million.
15.    Stock-Based Compensation
Stock-based compensation expense is recognized in cost of revenues, corporate, technology and production systems, and selling, general, and administrative expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) as follows:

	Three Months Ended March 31,
	2022	2023
(in thousands)
Stock-based compensation expense
Cost of revenues	$413	$428
Corporate technology and production systems	531	612
Selling, general and administrative	4,164	7,003
Total stock-based compensation expense	$5,108	$8,043
Prior to the initial public offering (“IPO”), all share-based awards were issued to employees under the Company’s 2015 Long-Term Equity Incentive Plan (the “2015 Plan”). Upon the adoption of the Sterling Check Corp. 2021 Omnibus Incentive Plan (the “2021 Equity Plan”) on August 4, 2021 and as of September 22, 2021, all newly granted share-based awards have been issued under the 2021 Equity Plan.
As of March 31, 2023, the Company had approximately $109.3 million of unrecognized pre-tax non-cash stock-based compensation expense related to awards granted under the 2021 Equity Plan, consisting of approximately $34.8 million related to non-qualified stock options (“NQSOs”), $73.6 million related to restricted stock, and approximately $0.9 million related to restricted stock units (“RSUs”), all of which the Company expects to recognize over a weighted average period of 2.84 years.

2015 Long-Term Equity Incentive Plan

The table below provides a summary of service-based vesting options (“SVOs”) and performance-based stock options (“PSOs”) currently outstanding under the 2015 Plan for the three months ended March 31, 2023:

	Outstanding SVOs				Outstanding PSOs
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
(in thousands, except shares and per share amounts)
Balances as of December 31, 2022	6,208,274	$9.59	5.00	$36,513	3,081,855	$10.05	3.32	$16,699
Granted	—	—			—	—
Forfeited / Cancelled	—	—			—	—
Exercised	—	—		—	—	—		—
Balances as of March 31, 2023 (1)	6,208,274	$9.59	4.72	$9,693	3,081,855	$10.05	3.07	$3,385
__________
(1)    All SVOs and PSOs are exercisable as of March 31, 2023.

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

2021 Omnibus Incentive Plan

On August 4, 2021, the Company’s Board of Directors adopted, and on August 13, 2021 the Company’s stockholders approved, the 2021 Equity Plan. Equity awards under the 2021 Equity Plan are intended to retain and motivate the Company’s officers and employees, consultants and non-employee directors and to promote the success of the Company’s business by providing such participating individuals with a proprietary interest in the performance of the Company. The 2021 Equity Plan will terminate on the tenth anniversary thereof, unless earlier terminated by the Board of Directors. Under the 2021 Equity Plan, the following types of awards can be granted to an eligible individual (as defined by the plan and to the extent permitted by applicable law): incentive stock options (“ISOs”) and NQSOs; stock appreciation rights (“SARs”); restricted stock; RSUs; performance awards; cash-based awards and other share-based awards. Upon its adoption, the 2021 Equity Plan provided that up to 9,433,000 shares may be issued pursuant to awards granted under the 2021 Equity Plan (the “Share Limit”); provided, that, the Share Limit shall be automatically increased on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030 in an amount equal to the lesser of (x) 5% of the total number of shares outstanding on the last day of the immediately preceding calendar year, and (y) such number of shares as determined by the Board of Directors, and no more than 9,433,000 shares may be issued upon the exercise of ISOs. As of March 31, 2023, 8,403,520 shares were available for issuance pursuant to future granted awards under the 2021 Equity Plan.

Stock Options

Options issued under the 2021 Equity Plan generally vest on various schedules over one to four-year periods on the anniversary of the grant date, subject to continued employment with the Company through the applicable vesting date. Options issued under the 2021 Equity Plan generally expire ten years after the grant date.

The table below provides a summary of stock option activity under the 2021 Equity Plan for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value	Weighted Average Fair Value (per share)

	(in thousands, except share and per share amounts)
Outstanding at December 31, 2022	4,387,501	$22.91	8.81	$—
Granted	869,874	12.79			$7.07
Forfeited / Cancelled	—	—
Exercised / Released	—	—		—	—
Outstanding at March 31, 2023	5,257,375	$21.23	8.79	$—

Exercisable at March 31, 2023	102,995	$22.61	8.75	$—	$—

Restricted Stock

Restricted stock issued under the 2021 Equity Plan in connection with the Company’s initial public offering vests 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date, subject to continued employment with the Company through the applicable vesting date. Other restricted stock grants issued under the 2021 Equity Plan vest on various schedules over one to four-year periods on the anniversary of the grant date, subject to the continued employment with the Company through the applicable vesting date. Holders of restricted stock are entitled to all rights of a common stockholder of the Company and are subject to restrictions on transfer.
The table below provides a summary of restricted stock activity under the 2021 Equity Plan for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Fair Value (per share)

Unvested at December 31, 2022	3,421,920	$20.32
Granted	1,970,881	12.93
Forfeited / Cancelled	(77,795)	21.67
Vested	(92,370)	22.35
Unvested at March 31, 2023	5,222,636	$17.47

Restricted Stock Units

Restricted stock units issued under the 2021 Equity Plan in connection with the Company’s initial public offering vest 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date, subject to continued employment with the Company through the applicable vesting date. Additional grants of RSUs vest on various schedules over a one to four-year period on the anniversary of the grant date, subject to the continued employment with the Company through the applicable vesting date. Upon vesting, employees will receive shares of common stock in settlement of the units. The table below provides a summary of RSU activity under the 2021 Equity Plan for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Fair Value (per share)

Unvested at December 31, 2022	51,249	$21.18
Granted	12,262	12.79
Forfeited / Cancelled	(2,254)	23.00
Vested	(1,224)	22.35
Unvested at March 31, 2023	60,033	$19.38

Employee Stock Purchase Plan
There were no stock employee purchase offerings under the 2021 Employee Stock Purchase Plan (the “ESPP”) during the three months ended March 31, 2023 and, accordingly, no eligible employees were enrolled in the ESPP during the three months ended March 31, 2023.

16.    Net Income per Share
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the periods presented:

(in thousands, except share and per share amounts)	Three Months Ended March 31,
	2022	2023
Numerator:
Net income attributable to stockholders	$6,236	$591
Less: Undistributed amounts allocated to participating securities	—	—
Undistributed income allocated to stockholders	$6,236	$591
Denominator:
Weighted average number of shares outstanding, basic	93,967,819	92,877,506
Weighted average additional shares assuming conversion of potential common shares	5,218,637	2,472,836
Weighted average common shares outstanding - diluted	99,186,456	95,350,342
Net income per share attributable to stockholders, basic	$0.07	$0.01
Net income per share attributable to stockholders, diluted	$0.06	$0.01
The following potentially dilutive outstanding securities were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended March 31,
	2022	2023
Stock options	8,866,851	12,136,464
Restricted Stock Awards	2,272,422	5,160,978
Restricted Stock Units	47,663	59,895
17.    Related Party Transactions
The Company had sales to Goldman Sachs and affiliates in the amount of $1.9 million and $1.1 million for the three months ended March 31, 2022 and 2023, respectively. Outstanding accounts receivable from Goldman Sachs as of December 31, 2022 and March 31, 2023 were $0.2 million and $0.6 million, respectively. Additionally, the Company is currently a party to a $75.0 million notional value interest rate swap through November 29, 2027 with J. Aron & Company LLC, a wholly-owned subsidiary of Goldman Sachs. Outstanding accounts receivable from J. Aron & Company LLC as of March 31, 2023 were less than $0.1 million.
The Company had sales to an affiliate of certain stockholders that, to the Company’s knowledge, collectively own greater than 10% of the Company’s outstanding shares of common stock (the “Stockholders”) in the amount of $0.1 million for the three months ended March 31, 2022 and 2023. Outstanding accounts receivable from an affiliate of the Stockholders were less than $0.1 million as of December 31, 2022 and $0.1 million as of March 31, 2023.
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
Disaggregation of Revenues
The following tables set forth total revenue by type of service for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2023
Screening services	$189,748	$176,871
Other services	2,224	2,403
Total revenue	$191,972	$179,274

The following table sets forth total revenue by geographic area in which the revenues and invoicing are recorded for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2023
United States	$159,316	$149,742
All other countries	32,656	29,532
Total revenue	$191,972	$179,274
Other than the U.S., no single country accounted for more than 10% of the Company’s total revenues during the three months ended March 31, 2022 and 2023. Substantially all of the Company’s long-lived assets were located in the U.S. as of December 31, 2022 and March 31, 2023.
Contract Assets and Liabilities
Incremental costs of obtaining a contract with a customer are recognized as an asset if the benefit of such costs is expected to be longer than one year, with a majority of contracts being multi-year. Incremental costs include commissions to the sales force and are amortized over three years, as management estimates that this corresponds to the period over which a customer benefits from the contract. As of December 31, 2022 and March 31, 2023, $3.3 million and $3.3 million, respectively, of deferred commissions are included in Other current assets on the unaudited condensed consolidated balance sheets and approximately $2.7 million and $2.7 million, respectively, of deferred commissions are included in Other noncurrent assets, net on the unaudited condensed consolidated balance sheets.
The Company did not have any material contract liabilities as of December 31, 2022 and March 31, 2023.
Concentrations
For the three months ended March 31, 2022 and 2023, no single customer accounted for more than 10% of the Company’s revenue. No single customer had an accounts receivable balance greater than 10% of total accounts receivable as of December 31, 2022 and March 31, 2023.

19.    Subsequent Events
The Company moved to a virtual-first strategy in 2020 and has closed or reduced the size of 12 offices globally. As a result of the success to date of the Company’s virtual-first strategy, the Company intends to close or reduce the size of its remaining offices during 2023, including the closure of the Company’s current principal executive office in New York. The Company’s new principal executive office will be the Company’s existing office in Ohio. The Company is currently assessing the financial impact of continuing to close multiple offices and relocating its principal executive office location.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the three months ended March 31, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by the forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission on March 2, 2023 (“2022 Annual Report”) and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.
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
We offer an extensive suite of global products addressing a wide range of complex client needs, and we see compelling opportunities to continue extending our operating presence in other geographies. We believe we have a unique ability to translate client needs into superior local market solutions through a combination of portfolio depth and breadth, local know-how and language capabilities. Additionally, we view a targeted, disciplined approach to strategic mergers and acquisitions (“M&A”) as highly complementary to our other key growth objectives, compounding and/or accelerating related opportunities. Through our investments in technology, we have established a unified platform, allowing us to quickly integrate targets and drive synergies. Our core platform processes approximately 80% of our global revenue. We expect to continue to increase the revenue processed on our core platform in 2023. We expect Sterling’s proven track record of M&A—with 11 acquisitions over the last 11 years—to continue to support and elevate the various layers of our future growth profile.
Throughout our more than 45-year operating history, innovation and self-disruption have been at the core of what we do every day. Our history of unique, industry-oriented market insights allows us to be at the forefront of innovation which includes multiple industry-leading solutions. For example, we pioneered criminal fulfillment technology (CourtDirect), arrest record and incarceration alert products, post-hire monitoring capabilities, artificial intelligence-enhanced record review and validation process and the industry’s only proprietary technology in a single-sourced U.S.-nationwide fingerprint network. Our commitment to innovation has continued with the recent development of enhanced global language support capabilities, a cloud-based operating platform, our exclusive partnership with the Financial Industry Regulatory Authority, Inc. serving as their fingerprint services provider, and a comprehensive global identity verification solution through our partnership with ID.me in the U.S. and Yoti internationally. Enabled by our market leadership and platform investments, we have established a foundation and roadmap for future innovation which includes industry-specific products, growing our Identity-as-a-Service capabilities and further geographic expansion.

As part of our journey of growth and optimization, we continue to refine our corporate strategy and are committed to our goal of delivering stockholder value by executing on the growth opportunities in front of us. We have a number of key execution elements to help us achieve our goals, including increasing our revenues with existing clients, acquiring new clients, growing market share internationally, and utilizing M&A to supplement our organic revenue growth. As part of our refreshed strategy, in 2022, we began executing on a restructuring program to realign senior leadership and functions, with the goal of elevating our go-to-market strategy and accelerating our technology and product innovation. We believe we are differentiated from competitors and well-positioned to achieve our goal of being the world’s most trusted background and identity services company due to our deep market expertise, unrivaled client service, best-in-class data, and seamless workflows. At the end of 2022, we also launched Project Nucleus, which we expect to drive meaningful cost savings and efficiency gains. The goal of this initiative is to enhance our organization by re-engineering processes, driving fulfillment cost reductions and identifying and executing on additional automation opportunities.

Trends and Other Factors Affecting Our Performance

Macroeconomic and Job Environment
Our business is impacted by the overall economic environment and our clients’ hiring volumes. In the latter half of the third quarter of 2022, base growth began to moderate due to macroeconomic uncertainty related to factors including inflation, monetary policy and fiscal policy. Although December 2022 was still the trough for decline in base business, this moderation has continued through the first quarter of 2023 during which we experienced a year-over-year decline in base business with our existing clients that offset positive trends in other revenue drivers, including growth from new clients, up-sell and cross-sell and retention. The ongoing macroeconomic factors have caused uncertainty among our clients and general populace of a future economic downturn or recession. Given the uncertain conditions, it is challenging to predict the hiring and turnover trends of our clients.
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
Components of Our Results of Operations
The following discussion summarizes the key components of our unaudited condensed consolidated statements of operations and comprehensive income (loss). We have one operating and reportable segment.
Revenues
We generate revenue by providing identity verification and background services to our clients. We have an attractive business model underpinned by stable and highly recurring transactional revenues, significant operating leverage and low capital requirements that contribute to strong cash flow generation. We recognize revenue under the Financial Accounting Standards Board’s Accounting Standards Codification Topic No. 606, “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, we recognize revenue when control of the promised goods or services is transferred to clients, generally at a point in time, in an amount that reflects the consideration that we are entitled to for those goods or services. A majority of our enterprise client contracts are exclusive to Sterling or require Sterling to be used as the primary provider. Additionally, they are typically multi-year agreements with automatic renewal terms, no termination for convenience clauses and set pricing with Sterling’s right to increase prices annually upon notice, including the ability to increase pass-through costs to our clients with 30 days’ notice. The strength of our contracts combined with our high levels of client retention results in a high degree of revenue visibility.
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
New client growth for the relevant period is calculated as revenues from clients that are in the first twelve months of billing with Sterling divided by total revenues from the prior period, expressed as a percentage. Existing client growth is defined as: (i) base business with existing clients due to increased or decreased volumes, which is calculated as change in revenues in the current period from clients that have been billing with us for longer than twelve calendar months, plus (ii) additional revenue from cross-sell and up-sell, net of (iii) attrition, which is the revenue impact from accounts considered lost. Existing client growth is expressed as a percentage, where the denominator is total revenues from the prior period. Gross retention rate is a percentage, the numerator of which is prior period revenues less the revenue impact from accounts considered lost and the denominator is prior period revenues. The revenue impact is calculated as revenue decline of lost accounts in the relevant period from the prior period for the months after they were considered lost. Therefore, the attrition impact of clients lost in the current year may be partially captured in both the current and following period’s retention rates depending on what point during the period they are lost. Our gross retention rate does not factor in the revenue impact, whether growth or decline, attributable to existing clients or the incremental revenue impact of new clients.
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
•Drug and Health Screening - Comprehensive, accurate and fast drug and health screening services through a network of over 20,000 collection sites supporting the Substance Abuse and Mental Health Services Administration in the U.S.

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
Operating Expenses
Our cost structure is flexible and provides us with operational leverage to be able to effectively adapt to changing client needs and broader economic events. Additionally, in 2021 and 2022, we implemented strategic structural changes in our business to improve operating leverage and accelerate modernizing our technological infrastructure including leveraging robotics process automation. We moved to a virtual-first strategy in 2020 and have closed or reduced the size of 12 offices globally and began reducing our data center footprint as we executed moving our revenue to the cloud and streamlined our sales and operations organization for greater operational efficiency. Due to the success to date of the virtual-first strategy, we will exit or reduce the size of remaining offices during 2023, including the closure of our principal office and headquarters in New York and move our headquarters to an existing administrative office in Ohio.
As part of our refreshed strategy, in 2022, we began executing on a restructuring program to realign senior leadership and functions, with the goal of elevating our go-to-market strategy and accelerating our technology and product innovation. At the end of 2022, we also launched Project Nucleus which we expect to drive meaningful cost savings and efficiency gains in our cost of revenues. This initiative aims to enhance our organization by re-engineering processes, driving fulfillment cost reductions and identifying and executing on additional automation opportunities. In any given period, operating expenses are driven by the amount of revenue, mix of clients and products, and impact of automation, productivity and procurement initiatives. While we expect operating expenses to increase in absolute dollars to support our continued growth, we believe that operating expenses will decline gradually as a percentage of total revenues in the future as our business grows and our operating scale continues to improve.
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
Included within Corporate technology and production systems are non-capitalizable production system and corporate information technology expenses related to Project Ignite, a three-phase strategic investment initiative. Phase one of Project Ignite modernized client and candidate experiences and is complete. Phase two of Project Ignite, which was completed in 2022, focused on decommissioning our on-premises data centers and migrating our production systems and corporate information technological infrastructure to a managed service provider in the cloud and resulted in over 95% of our revenue being processed through platforms hosted in the cloud and allows us to consistently maintain 99.9% platform availability while being prepared to scale into the future. Phase three of Project Ignite was decommissioning of platforms purchased over the prior ten years and the migration of the clients to one global platform. This third and final phase, which was complete as of March 31, 2023, unified our clients onto a single global platform. Our core platform now processes approximately 80% of our global revenue. We expect to continue to increase the revenue processed on our core platform in 2023.
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

While our selling, general, and administrative (“SG&A”) expenses have increased over the last several years due to additional public company related reporting and compliance costs, we expect expenses to stabilize in the future as a result of strategic initiatives to drive operational efficiencies.

In addition, non-cash stock-based compensation expense associated with special one-time bonus grants in connection with the IPO of options and restricted stock under our Sterling Check Corp. 2021 Omnibus Incentive Plan (discussed in Note 15, “Stock-based Compensation” to our audited consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of our 2022 Annual Report) began in the third quarter of 2021 and will continue over the following four years. Over the long term, we expect our SG&A expenses to decrease as a percentage of our revenue as we leverage our past investments.
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
Interest Expense, Net
Interest expense consists of interest, the amortization of loan discount and deferred financing fees on the outstanding debt, and includes proceeds received or settlements paid on our designated interest rate swaps.
On February 28, 2023, we entered into amortizing $300.0 million notional value interest rate swaps. The notional value steps down from $300.0 million to $150.0 million on February 27, 2026. The swap provides for us to pay, as applied to the notional value, a fixed rate of interest of 4.26% monthly and receive, on a monthly basis, an amount equal to the greater of the one-month term SOFR and a floor of (0.10%), as applied to the notional value (the “Floating Leg”). The interest rate swap matures on November 29, 2027.
Gain on Interest Rate Swaps
Gain on interest rate swaps consists of realized and unrealized losses (gains) on our historical non-designated derivative interest rate swaps, which we entered into to reduce our exposure to variability in expected future cash flows on our previous credit agreement, which bore interest at a variable rate. Unrealized gains and losses result from changes in the fair value of the swap and realized gains and losses reflect the amounts payable or receivable between the fixed rate on the swap and the variable rate under the previous credit agreement. Our non-designated derivative interest rate swap expired in June 2022 and did not qualify for hedge accounting treatment.
Income Tax Provision
Income tax provision consists of domestic and foreign corporate income taxes related to earnings from our sale of services, with statutory tax rates that differ by jurisdiction. We expect the income earned by our international entities to grow over time as a percentage of total income, which may impact our effective income tax rate. However, our effective tax rate will be affected by many other factors including changes in tax laws, regulations or rates, new interpretations of existing laws or regulations, shifts in the allocation of income earned throughout the world and changes in overall levels of income before tax. The computation of the provision for or benefit from income taxes for interim periods is determined by applying the estimated annual effective tax rate to year-to-date income (loss) before tax and adjusting for discrete tax items recorded in the period, if any.
Results of Operations
Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2023
The following table sets forth certain historical consolidated and comparative financial information for the periods presented:

	Three Months Ended March 31,		Increase/ (Decrease)

	2022	2023	$	%
(dollars in thousands, except per share amounts)
Revenues	$191,972	$179,274	$(12,698)	(6.6)%
Cost of revenues (exclusive of depreciation and amortization below)	100,956	94,754	(6,202)	(6.1)%
Corporate technology and production systems	12,552	11,952	(600)	(4.8)%
Selling, general and administrative	42,333	47,451	5,118	12.1%
Depreciation and amortization	20,156	15,122	(5,034)	(25.0)%
Impairments of long-lived assets	—	106	106	100.0%
Total operating expenses	175,997	169,385	(6,612)	(3.8)%
Operating income	15,975	9,889	(6,086)	(38.1)%
Interest expense, net	6,336	8,608	2,272	35.9%
Gain on interest rate swaps	(328)	—	328	(100.0)%
Other income	(354)	(412)	58	16.4%
Total other expense, net	5,654	8,196	2,542	45.0%
Income before income taxes	10,321	1,693	(8,628)	83.6%
Income tax provision	4,085	1,102	(2,983)	73.0%
Net income	$6,236	$591	$(5,645)	90.5%

Net income margin	3.2%	0.3%		89.9%
Net income per share - basic	$0.07	$0.01	$(0.06)	(85.7)%

Revenues
Revenues decreased by 6.6%, or $12.7 million, from $192.0 million for the three months ended March 31, 2022 to $179.3 million for the three months ended March 31, 2023. The 6.6% decrease in revenue was driven by a 7.1% decrease in organic constant currency revenue and a 1.0% unfavorable impact from fluctuations in foreign currency partially offset by 1.5% inorganic growth from the acquisitions of Socrates and A-Check. The organic revenue decrease reflected a decline in existing client business of approximately 13% including base, cross-sell and up-sell, and net of attrition offset by new client growth of approximately 5%. Year-over-year decline in base business was driven by lower hiring volumes by our clients due to macroeconomic uncertainty. Our investments in technology and products, coupled with our best-in-class turnaround times and customer-first focus, enabled our gross retention rate to remain strong at approximately 95% for the last twelve months ended March 31, 2023. Pricing was relatively stable across the periods and not meaningful to the change in revenues.
Total revenue in our U.S. business decreased 6.0% year-over-year. We experienced growth in our Healthcare and Industrials Verticals, however, this growth was primarily offset by declines in our Financial and Business Services, Retail, Contingent and Tech and Media Verticals. Our international business experienced total revenue decline of 9.6% driven by a decline in base business combined with the unfavorable foreign exchange fluctuation.
Cost of Revenues
Cost of revenues decreased by 6.1%, or $6.2 million, from $101.0 million for the three months ended March 31, 2022 to $94.8 million for the three months ended March 31, 2023. This was primarily driven by a $6.7 million decrease due to decreased volume partially offset by $0.6 million of accelerated costs related to the completion of the EBI platform migration.
Cost of revenues as a percentage of revenues increased by 30 basis points from 52.6% for the three months ended March 31, 2022 to 52.9% for the three months ended March 31, 2023 driven by the accelerated costs related to the completion of the EBI platform migration.

Corporate Technology and Production Systems
Corporate technology and production systems decreased by 4.8%, or $0.6 million, from $12.6 million for the three months ended March 31, 2022 to $12.0 million for the three months ended March 31, 2023. These expenses include costs related to maintaining our corporate information technology infrastructure and non-capitalizable costs to develop and maintain our production systems. Costs related to maintaining our corporate information technology infrastructure decreased by $0.9 million from $6.1 million for the three months ended March 31, 2022 to $5.3 million for the three months ended March 31, 2023 primarily due to lower headcount, lower software maintenance support, telecommunications and other expenses as a result of synergies realized from the EBI acquisition. Costs to develop platform and product initiatives increased by $0.2 million from $4.2 million for the three months ended March 31, 2022 to $4.4 million for the three months ended March 31, 2023 primarily due to additional payroll and related expenses. Costs related to maintaining our production systems increased by $0.1 million from $2.2 million for the three months ended March 31, 2022 to $2.3 million for the three months ended March 31, 2023 primarily due to software licenses, maintenance costs and cloud hosting costs.
These expenses also include non-capitalizable costs related to Project Ignite. We incurred $1.0 million related to phase two and $2.2 million related to phase three during the three months ended March 31, 2022, and $3.1 million related to phase three during the three months ended March 31, 2023. The third and final phase of Project Ignite was completed as of March 31, 2023. For more information about Project Ignite, please see “—Components of our Results of Operations—Operating Expenses—Corporate Technology and Production Systems.”
For the three months ended March 31, 2023, corporate technology and production systems expenses also include $0.3 million of restructuring-related charges to support our strategy refresh.
Selling, General and Administrative
Selling, general and administrative expenses increased by 12.1%, or $5.1 million, from $42.3 million for the three months ended March 31, 2022 to $47.5 million for the three months ended March 31, 2023. The year-over-year increase was primarily driven by a $2.6 million increase in professional fees and transaction related expenses to support the Socrates and A-check acquisitions, a $2.5 million increase in restructuring-related charges to support our strategy refresh, and a $2.8 million increase in stock-based compensation partially offset by a $3.0 million decrease in payroll, bonus, commissions and other employee related costs due to reduction in headcount.
Depreciation and Amortization
Depreciation and amortization expense decreased by 25.0%, or $5.0 million, from $20.2 million for the three months ended March 31, 2022 to $15.1 million for the three months ended March 31, 2023, primarily due to a $5.5 million decrease in intangible asset amortization resulting from assets being fully amortized and new intangible assets being added at lower rates compared to those which became fully amortized in the period. This year-over-year decrease was partially offset by a $0.5 million increase in amortization of intangible assets acquired from the Socrates and A-Check acquisitions.
Impairments of Long-Lived Assets
Impairments of long-lived assets totaled $0.1 million during the three months ended March 31, 2023. The impairments of long-lived assets during the three months ended March 31, 2023 primarily resulted from the write-off of capitalized software.
Interest Expense, Net
Interest expense increased by 35.9%, or $2.3 million, from $6.3 million for the three months ended March 31, 2022 to $8.6 million for the three months ended March 31, 2023 primarily due to the increase in interest rates. The realized gain on interest rate swaps for the three months ended March 31, 2023 related to the designated interest rate swaps entered into in February 2023. This realized gain was $0.1 million and was recorded as a reduction to interest expense. Amortization of the loan discount and deferred financing fees resulted in expense of $0.5 million for the three months ended March 31, 2022 and 2023.

Gain on Interest Rate Swaps
Gain on interest rate swaps totaled $0.3 million for the three months ended March 31, 2022 due to a realized loss of $2.1 million offset by a mark-to-market gain of $2.4 million. The historical non-designated derivative interest rate swaps expired in June 2022.
Income Tax Provision
Income tax provision decreased $3.0 million from $4.1 million for the three months ended March 31, 2022 to $1.1 million for the three months ended March 31, 2023, resulting in an effective tax rate of 39.6% and 65.1%, respectively. The decrease in the income tax provision is primarily due to the decrease in income before taxes. Income before taxes decreased $8.6 million from $10.3 million for the three months ended March 31, 2022 to $1.7 million for the three months ended March 31, 2023. For the three months ended March 31, 2022 and 2023, the effective rate differs from the statutory rate mainly due to a jurisdictional mix of earnings and permanent items.
Net Income and Net Income Margin
Net income decreased $5.6 million from net income of $6.2 million for the three months ended March 31, 2022 to net income of $0.6 million for the three months ended March 31, 2023. Net income margin decreased from a net income margin of 3.2% for the three months ended March 31, 2022 to a net income margin of 0.3% for the three months ended March 31, 2023.
The decrease in both net income and net income margin resulted primarily from lower revenues due to the macroeconomic environment resulting in decreased operating income coupled with the increase in interest expense due to the rising interest rate environment.
Net Income per Share
Net income per share decreased $0.06 per share from net income of $0.07 per share for the three months ended March 31, 2022 to net income of $0.01 per share for the three months ended March 31, 2023 due to the decrease in net income.
Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q contains “non-GAAP financial measures,” which are financial measures that are not calculated and presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).
Specifically, we make use of the non-GAAP financial measures “organic constant currency revenue growth (decline)”, “Adjusted EBITDA,” “Adjusted EBITDA Margin,” “Adjusted Net Income,” “Adjusted Earnings Per Share” and “Free Cash Flow” to assess the performance of our business.
Organic constant currency revenue growth (decline) is calculated by adjusting for inorganic revenue growth (decline), which is defined as the impact to revenue growth (decline) in the current period from M&A activity that has occurred over the past twelve months, and converting the current period revenue at foreign currency exchange rates consistent with the prior period. We present organic constant currency revenue growth (decline) because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance; however, it has limitations as an analytical tool, and you should not consider such a measure either in isolation or as a substitute for analyzing our results as reported under US GAAP. In particular, organic constant currency revenue growth (decline) does not reflect M&A activity or the impact of foreign currency exchange rate fluctuations.
Adjusted EBITDA is defined as net income (loss) adjusted for provision (benefit) for income taxes, interest expense, depreciation and amortization, stock-based compensation, transaction expenses related to the IPO and one-time public company transition expenses, M&A activity, optimization and restructuring, technology transformation costs, foreign currency (gains) and losses and other costs affecting comparability. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue for the applicable period. We present Adjusted EBITDA and Adjusted EBITDA Margin because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management and our board of directors use Adjusted EBITDA and Adjusted EBITDA Margin to evaluate the factors and trends affecting our business to assess our financial performance and in preparing and approving our annual budget and believe they are helpful in highlighting trends in our core operating performance. Further, our executive incentive compensation is based in part on components of Adjusted EBITDA. Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tools and should not be considered in isolation or as substitutes for our results as reported under US GAAP. Adjusted EBITDA excludes items that can have a significant effect on our profit or loss and should, therefore, be considered only in conjunction with net income (loss) for the period. Because not all companies use identical calculations, these measures may not be comparable to other similarly titled measures of other companies.
Adjusted Net Income is a non-GAAP profitability measure. Adjusted Net Income is defined as net income (loss) adjusted for amortization of acquired intangible assets, stock-based compensation, transaction expenses related to the IPO and one-time public company transition expenses, M&A activity, optimization and restructuring, technology transformation costs, and certain other costs affecting comparability, adjusted for the applicable tax rate. Adjusted Earnings Per Share is defined as Adjusted Net Income divided by diluted weighted average shares for the applicable period. We present Adjusted Net Income and Adjusted Earnings Per Share because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding certain material non-cash items and unusual items that we do not expect to continue at the same level in the future. Our management believes that the inclusion of supplementary adjustments to net income (loss) applied in presenting Adjusted Net Income provide additional information to investors about certain material non-cash items and about items that we do not expect to continue at the same level in the future. Adjusted Net Income and Adjusted Earnings Per Share have limitations as analytical tools, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under US GAAP.
Free Cash Flow is defined as Net Cash provided by (used in) Operating Activities minus purchases of property and equipment and purchases of intangible assets and capitalized software. We present Free Cash Flow because we believe it provides cash available for strategic measures, after making necessary capital investments in property and equipment to support ongoing business operations, and provides investors with the same measures that management uses as the basis for making resource allocation decisions. Free Cash Flow has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under US GAAP. Historically, we presented Adjusted Free Cash Flow, defined as Net Cash provided by (used in) Operating Activities minus purchases of property and equipment and purchases of intangible assets and capitalized software and reflecting adjustments for one-time, cash, non-operating expenses related to the IPO. As there are no adjustments related to the IPO for the three months ended March 31, 2022 and 2023, nor in the subsequent periods from such dates, management believes that Free Cash Flow is a more relevant measure.
Organic Constant Currency Revenue Growth (Decline)
The following table reconciles revenue growth (decline), the most directly comparable US GAAP measure, to organic constant currency revenue growth (decline) for the periods presented. For the three months ended March 31, 2022, we have provided the impact of revenue from the acquisition of EBI. For the three months ended March 31, 2023, we have provided the impact of revenue from the acquisitions of Socrates and A-Check.

	Three Months Ended March 31,
	2022	2023
Reported revenue growth (decline)	37.7%	(6.6)%
Inorganic revenue growth (1)	8.0%	1.5%
Impact from foreign currency exchange (2)	(0.7)%	(1.0)%
Organic constant currency revenue growth (decline)	30.4%	(7.1)%
__________

(1)Impact to revenue growth (decline) in the current period from M&A activity that has occurred over the past twelve months.
(2)Impact to revenue growth (decline) in the current period from fluctuations in foreign currency exchange rates.

Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA decreased by 4.4%, or $2.0 million, from $47.6 million for the three months ended March 31, 2022 to $45.6 million for the three months ended March 31, 2023 predominantly due to the decrease in net income resulting from a decline in revenues. Adjusted EBITDA Margin increased by 60 basis points year-over-year from 24.8% for the three months ended March 31, 2022 to 25.4% for the three months ended March 31, 2023 due to strong cost controls and financial discipline.

The following table reconciles net income, the most directly comparable US GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2022	2023
(dollars in thousands)
Net income	$6,236	$591
Income tax provision	4,085	1,102
Interest expense, net	6,336	8,608
Depreciation and amortization	20,156	15,122
Stock-based compensation	5,108	8,043
Transaction expenses(1)	1,888	5,126
Restructuring(2)	346	3,273
Technology Transformation(3)	3,762	3,233
Gain on interest rate swaps(4)	(328)	—
Other(5)	47	457
Adjusted EBITDA	$47,636	$45,555
Adjusted EBITDA Margin	24.8%	25.4%
_________________________
(1)Consists of transaction expenses related to M&A, associated earn-outs, costs related to the preparation of the IPO, one-time public company transition expenses and fees associated with financing transactions. For the three months ended March 31, 2022, costs consisted primarily of $1.5 million of one-time public company transition expenses and $0.3 million related to M&A. For the three months ended March 31, 2023, costs consisted primarily of $2.7 million of M&A related costs for the acquisitions of Socrates and A-Check, $1.1 million of M&A costs for the EBI acquisition primarily due to the acceleration of contract costs related to completion of the EBI platform migration and $1.3 million of registration statement costs, one-time public company transition expenses and expenses related to executing our interest rate swap.

(2)Consists of restructuring-related costs, including executive recruiting and severance charges, and lease termination costs and disposal of fixed assets related to our real estate consolidation efforts. Beginning in 2020, we began executing a virtual-first strategy, closing offices and reducing office space globally. In 2022, we began executing on a restructuring program to realign senior leadership and functions with the goal of elevating our go-to-market strategy and accelerating our technology and product innovation. For the three months ended March 31, 2022, costs consisted of $0.3 million in expenses related to our real estate consolidation program. For the three months ended March 31, 2023, costs consisted of $2.9 million of restructuring-related charges and $0.3 million of real estate consolidation costs.

(3)Includes costs related to technology modernization, as well as costs related to decommissioning of on-premise production systems and redundant fulfillment systems of acquired companies and the migration to our platform. We believe that these costs are discrete and non-recurring in nature, as they relate to a one-time restructuring and decommissioning of our on-premise production systems and corporate technological infrastructure and the move to a managed service provider, decommissioning redundant fulfillment systems and modernizing internal functional systems. As such, they are not normal, recurring operating expenses and are not reflective of ongoing trends in the cost of doing business. The significant majority of these are related to the last two phases of Project Ignite, a three-phase strategic investment initiative launched in 2019 to create an enterprise-class global platform, with the remainder related to an investment made to modernize internal functional systems in preparation for our public company infrastructure. Phase two of Project Ignite was completed in 2022 and phase three of Project Ignite was complete as of March 31, 2023. For the three months ended March 31, 2022, investment related to Project Ignite was approximately $3.2 million and the remaining $0.6 million related to costs for decommissioning of the on-premise production system and decommissioning of the redundant fulfillment system of EBI and migrating onto our platform. For the three months ended March 31, 2023, investment related to Project Ignite was approximately $3.1 million. The remaining $0.1 million for the three months ended March 31, 2023 relates to costs for decommissioning of the on-premise production system and decommissioning of the redundant fulfillment system of EBI and migrating onto our platform.

(4)Consists of gain on historical non-designated derivative interest rate swaps. See Part I. Item 3. “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” for additional information on interest rate swaps.

(5)Consists of costs related to loss on foreign currency transactions.

The following table presents the calculation of Net income margin and Adjusted EBITDA Margin for the periods presented:

	Three Months Ended March 31,
	2022	2023
(dollars in thousands)
Net income	$6,236	$591
Adjusted EBITDA	$47,636	$45,555
Revenues	$191,972	$179,274

Net income margin	3.2%	0.3%
Adjusted EBITDA Margin	24.8%	25.4%
Adjusted Net Income and Adjusted Earnings Per Share
Adjusted Net Income decreased by 4.6%, or $1.1 million, from $24.4 million for the three months ended March 31, 2022 to $23.3 million for the three months ended March 31, 2023. The decrease was primarily driven by the decline in revenues.
Adjusted Earnings Per Share—basic decreased by 3.8%, or $0.01 per share, from $0.26 per share for the three months ended March 31, 2022 to $0.25 per share for the three months ended March 31, 2023. Adjusted Earnings Per Share—diluted decreased from $0.25 per share for the three months ended March 31, 2022 to $0.24 per share for the three months ended March 31, 2023. The decrease in Earnings Per Share—basic and Earnings Per Share—diluted was primarily due to the decrease in revenues leading to a decrease in Adjusted Net Income.

The following table reconciles net income, the most directly comparable US GAAP measure, to Adjusted Net Income and Adjusted Earnings Per Share for the periods presented:

	Three Months Ended March 31,
	2022	2023
(in thousands, except per share amounts)
Net income	$6,236	$591
Income tax provision	4,085	1,102
Income before income taxes	10,321	1,693
Amortization of acquired intangible assets	13,764	10,061
Stock-based compensation	5,108	8,043
Transaction expenses(1)	1,888	5,126
Restructuring(2)	346	3,273
Technology Transformation(3)	3,762	3,233
Gain on interest rate swaps(4)	(328)	—
Other(5)	47	457
Adjusted Net Income before income tax effect	34,908	31,886
Income tax effect(6)	10,507	8,600
Adjusted Net Income	$24,401	$23,286
Net Income per share—basic	$0.07	$0.01
Net Income per share—diluted	$0.06	$0.01
Adjusted Earnings Per Share—basic	$0.26	$0.25
Adjusted Earnings Per Share—diluted	$0.25	$0.24
____________________________
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

(4)Consists of gain on historical non-designated derivative interest rate swaps. See Part I. Item 3. “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” for additional information on interest rate swaps.

(5)Consists of costs related to loss on foreign currency transactions.

(6)Normalized effective tax rates of 30.1% and 27.0% have been used to compute Adjusted Net Income for the three months ended March 31, 2022 and 2023, respectively. As of December 31, 2022, we had net operating loss carryforwards of approximately $16.3 million for federal income tax purposes and deferred tax assets of approximately $6.3 million related to state and foreign income tax loss carryforwards available to reduce future income subject to income taxes. The amount of actual cash taxes we pay for federal, state, and foreign income taxes differs significantly from the effective income tax rate computed in accordance with US GAAP, and from the normalized rate shown above.
The following table reconciles net income per share, the most directly comparable US GAAP measure, to Adjusted Earnings Per Share for the periods presented:

	Three Months Ended March 31,
	2022	2023
(in thousands, except share and per share amounts)
Net income	$6,236	$591
Less: Undistributed amounts allocated to participating securities	—	—
Undistributed income allocated to stockholders	$6,236	$591

Weighted average number of shares outstanding – basic	93,967,819	92,877,506
Weighted average number of shares outstanding – diluted	99,186,456	95,350,342
Net income per share – basic	$0.07	$0.01
Net income per share – diluted	$0.06	$0.01

Adjusted Net Income	$24,401	$23,286
Less: Undistributed amounts allocated to participating securities	—	—
Undistributed income allocated to stockholders	$24,401	$23,286

Weighted average number of shares outstanding – basic	93,967,819	92,877,506
Weighted average number of shares outstanding – diluted	99,186,456	95,350,342
Adjusted earnings per share – basic	$0.26	$0.25
Adjusted earnings per share – diluted	$0.25	$0.24

The following table presents the calculation of Adjusted Diluted Earnings Per Share for the periods presented:

	Three Months Ended March 31,
	2022	2023
Net income per share – diluted	$0.06	$0.01
Adjusted Net Income adjustments per share
Income tax expense	0.04	0.01
Amortization of acquired intangible assets	0.14	0.11
Stock-based compensation	0.05	0.08
Transaction expenses(1)	0.02	0.05
Restructuring(2)	—	0.03
Technology Transformation(3)	0.04	0.03
Gain on interest rate swaps(4)	—	—
Other(5)	—	—
Income tax effect(6)	(0.11)	(0.09)
Adjusted earnings per share – diluted	$0.25	$0.24
Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding – diluted (US GAAP)	99,186,456	95,350,342
Options not included in weighted average number of shares outstanding – diluted (US GAAP) (using treasury stock method)	—	—
Weighted average number of shares outstanding – diluted (non-GAAP) (using treasury stock method)	99,186,456	95,350,342

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

(4)Consists of gain on historical non-designated derivative interest rate swaps. See Part 1. Item 3. “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” for additional information on interest rate swaps.

(5)Consists of costs related to loss on foreign currency transactions.

(6)Normalized effective tax rates of 30.1% and 27.0% have been used to compute Adjusted Net Income for the three months ended March 31, 2022 and 2023, respectively. As of December 31, 2022, we had net operating loss carryforwards of approximately $16.3 million for federal income tax purposes and deferred tax assets of approximately $6.3 million related to state and foreign income tax loss carryforwards available to reduce future income subject to income taxes. The amount of actual cash taxes we pay for federal, state, and foreign income taxes differs significantly from the effective income tax rate computed in accordance with US GAAP, and from the normalized rate shown above.
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
Our capital expenditures can vary depending on the timing of the development of new products and services and technological enhancement-related investments. Capital expenditures, excluding acquisitions, for the three months ended March 31, 2022 and 2023 were approximately $5.2 million and $4.3 million, respectively, primarily related to capitalizable software development.
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
As of December 31, 2022, we had cash and cash equivalents of approximately $103.1 million. As of March 31, 2023, we had cash and cash equivalents of approximately $51.0 million. We used $48.8 million (net of cash acquired) to purchase Socrates and A-Check in the first quarter of 2023. All cash and cash equivalents are held with independent financial institutions with a minimum credit rating of A as defined by the three main credit rating agencies. As of March 31, 2023, all cash and cash equivalents were held in accounts with banks such that the funds are immediately available or in fixed term deposits with a maximum maturity of three months. The recent bank failures of Silicon Valley Bank, Signature Bank and First Republic Bank created significant market disruption and uncertainty within the U.S. banking sector, in particular with respect to regional banks. We hold minimal cash balances with regional banks in the U.S. We have a robust and disciplined cash management process to protect our cash, maintain financial stability and diversify as we deem appropriate.
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
Amounts outstanding under the 2022 Credit Agreement bear interest under either of the following two rates, elected in advance by the Borrower: (1) a base rate (equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 1⁄2 of 1% and (c) the one-month adjusted term Secured Overnight Financing Rate

(“SOFR”) rate plus 1%); or (2) an adjusted term SOFR rate (equal to the sum of (a) term SOFR plus (b) 0.10%), in each case, plus a tiered floating interest rate margin based on the net leverage ratio of the Borrower and its subsidiaries. Interest on adjusted term SOFR borrowings is payable on the last business day of the one, three or six-month interest period selected by the Borrower (except in the case of a six-month election, in which case it is payable on the last business day of the third and sixth month). Interest on base rate borrowings is payable on the last business day of each quarter. The applicable interest rate at March 31, 2023 was 6.91%.
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
As of March 31, 2023, amounts outstanding under the 2022 Credit Agreement totaled $503.6 million and we had $194.5 million of capacity remaining under the Revolving Credit Facility and outstanding letters of credit in the amount of $0.7 million.
Cash Flows
The following table presents a summary and comparison of our condensed consolidated cash flows from operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,
	2022	2023
(in thousands)
Net cash provided by operating activities	$3,445	$11,282
Net cash used in investing activities	(5,233)	(53,055)
Net cash used in financing activities	(1,771)	(10,378)
Effect of exchange rate changes on cash	(92)	20
Decrease in cash and cash equivalents	(3,651)	(52,131)
Cash and cash equivalents at beginning of the period	47,998	103,095
Cash and cash equivalents at end of the period	$44,347	$50,964
Operating Activities
Net cash provided by operating activities of $3.4 million for the three months ended March 31, 2022 reflects the adjustment to net income for non-cash charges totaling $26.7 million, primarily driven by $20.2 million in depreciation and amortization, $5.1 million of stock-based compensation and $3.4 million of deferred income taxes offset by $2.5 million of changes in the fair value of derivatives. Changes in operating assets and liabilities for the three months ended March 31, 2022 reduced cash flow from operating activities by $29.4 million.
Net cash provided by operating activities of $11.3 million for the three months ended March 31, 2023 reflects the adjustment to net income for non-cash charges totaling $24.4 million primarily driven by $15.1 million of depreciation and amortization and $8.0 million of stock-based compensation. Changes in operating assets and liabilities for the three months ended March 31, 2023 reduced cash flow from operating activities by $13.7 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 and 2023 was $5.2 million and $53.1 million, respectively. Net cash used in investing activities for the three months ended March 31, 2022 consisted of a $3.7 million investment in capitalized software and $1.5 million in purchases of computer hardware and other property, plant and equipment. Net cash used in investing activities for the three months ended March 31, 2023 primarily consisted of $48.8 million of cash used for acquisitions, net of cash acquired, in addition to a $4.1 million investment in capitalized software.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2022 was $1.8 million. Net cash used in financing activities for the three months ended March 31, 2023 was $10.4 million consisting primarily of $7.7 million of share repurchases and $1.9 million of payments of long-term debt.
Free Cash Flow
For the three months ended March 31, 2022, we generated $(1.8) million of Free Cash Flow compared to $7.0 million for the three months ended March 31, 2023. The increase in Free Cash Flow compared to the prior year period was driven by increased collections, lower cash paid for taxes, decreased purchases of property and equipment, partially offset by higher interest paid.

The following table reconciles net cash flow provided by operating activities, the most directly comparable US GAAP measure, to Free Cash Flow for the periods presented.

	Three Months Ended March 31,
(in thousands)	2022	2023
Net Cash provided by Operating Activities	$3,445	$11,282
Purchases of intangible assets and capitalized software	(3,742)	(4,120)
Purchases of property and equipment	(1,495)	(140)
Free Cash Flow	$(1,792)	$7,022
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with US GAAP requires management to make estimates, assumptions and judgments about future events that can affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2022 Annual Report for a description of our critical accounting estimates and Note 2, “Summary of Significant Accounting Policies” to our 2022 consolidated financial statements in our 2022 Annual Report for our significant accounting policies. There were no changes to our critical accounting estimates for the three months ended March 31, 2023. See Note 3, “Recent Accounting Standards Update” to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of new accounting guidance adopted during 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency and Derivative Risk
We from time to time enter into foreign currency options and forward contracts to mitigate the foreign exchange risk on expected future cash outlays to fund our fulfillment centers. We have, in the past, hedged our Indian rupee denominated expenses through foreign exchange contracts. These contracts were designated as cash flow hedges and qualified for hedge accounting under US GAAP. As of December 31, 2022 and March 31, 2023, we did not have any outstanding foreign currency options or forward contracts. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is also presented in the same line of the unaudited condensed consolidated statements of operations and comprehensive income (loss) as the earnings effect of the hedged transaction. During the three months ended March 31, 2022 and 2023, there were no such gains or losses.
Credit Risk
As of December 31, 2022 and March 31, 2023, we had accounts receivable, net of allowance for expected credit losses, of $139.6 million and $147.1 million, respectively. For the three months ended March 31, 2022 and 2023, no single client accounted for more than 3% of our revenue. No single client had an accounts receivable balance greater than 3% of total accounts receivable as of December 31, 2022 or March 31, 2023.
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings, under our 2015 Credit Agreement through November 2022 and under our 2022 Credit Agreement subsequent to the refinancing. Our 2015 Credit Agreement accrued interest at either (1) an applicable rate of 2.5% plus the greater of (a) the prime rate or (b) the federal funds rate plus 1/2 of 1% (c) the one-month LIBOR plus 1%, or (d) a 2% floor; (2) an applicable rate of 3.5% plus one-month LIBOR which is subject to a 1% floor. Amounts outstanding under the 2022 Credit Agreement bear interest under either of the following two rates, elected in advance by us: (1) a base rate (equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 1⁄2 of 1% and (c) the one-month adjusted term SOFR rate plus 1%); or (2) an adjusted term SOFR rate (equal to the sum of (a) term SOFR plus (b) 0.10%), in each case, plus a tiered floating interest rate margin based on the net leverage ratio. Our borrowings as of December 31, 2022 and March 31, 2023 accrued interest at 6.76% and 6.91%, respectively, based on an adjusted term SOFR rate (equal to the sum of (a) term SOFR plus (b) 0.10%) plus a tiered floating interest rate margin based on our net leverage ratio.
We hedge against changes in the interest rates through interest rate swaps. As of December 31, 2022, we were not party to any outstanding interest rate swaps. On February 28, 2023, we entered into amortizing $300.0 million notional value interest rate swaps. The notional value steps down from $300.0 million to $150.0 million on February 27, 2026. The swap provides for us to pay, as applied to the notional value, a fixed rate of interest of 4.26% monthly and receive, on a monthly basis, an amount equal to the greater of the one-month term SOFR and a floor of (0.10%), as applied to the notional value (the “Floating Leg”). The interest rate swap matures on November 29, 2027. The interest expense related to the 2022 Credit Agreement will be offset by proceeds received or increased from settlements paid for the Floating Leg of the interest rate swap. As of March 31, 2023, we are currently party to four interest rate swaps which hedge the future cash flows on approximately 60% of the outstanding principal balance of the aggregate amounts due under our 2022 Credit Agreement.
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

Off-Balance Sheet Arrangements
As of March 31, 2023, we did not have any off-balance sheet arrangements.

Item 4. Controls and Procedures
Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the company, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or taken together have a material adverse effect on our business, financial condition, or liquidity.
For more information, see Note 13, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors.
There have been no material changes with respect to the risk factors as previously disclosed in our 2022 Annual Report, except as described below:
To the extent our clients reduce their operations, downsize their screening programs, or otherwise demand fewer of our products and solutions, our business could be materially adversely impacted.
Demand for our products and services is subject to our clients’ continual evaluation of their need for our products and services and is impacted by several factors, including their budget availability, hiring, and workforce needs, and a changing regulatory landscape. Demand for our offerings is also dependent on the size of our clients’ operations. Our clients could reduce their operations for a variety of reasons, including general economic slowdown, divestitures and spin-offs, business model disruption, poor financial performance, or as a result of increasing workforce automation, including artificial intelligence. Demand for drug screenings may decline as a result of evolving U.S. drug laws. For example, the legalization of cannabis in several U.S. states has led to a decrease in orders for marijuana screenings. Our revenues may be significantly reduced should our clients decide to downsize their screening programs or take such programs in-house.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
				(in thousands)
01/01/2023 to 01/31/2023	493,926	$15.46	493,926	$78,423
02/01/2023 to 02/28/2023	—	—	—	78,423
03/01/2023 to 03/31/2023	—	—	—	78,423
Total	493,926		493,926

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

Date: May 9, 2023

By:	/s/ Peter Walker
Peter Walker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2023