Form 10-Q
period 2023-06-30
Sterling Check Corp.
filed 2023-08-08
CIK 1645070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-40829

Sterling Check Corp.
(Exact name of registrant as specified in its charter)

Delaware	37-1784336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6150 Oak Tree Boulevard, Suite 490
Independence, Ohio	44131
(Address of principal executive offices)	(Zip Code)
1 (800) 853-3228
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	STER	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The total number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of August 1, 2023 was 96,330,894 (excluding treasury shares of 3,496,098).

STERLING CHECK CORP. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

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
•our ability to comply with public company requirements in a timely and cost-effective manner, and expense strain on our resources and diversion of our management’s attention resulting from public company compliance requirements; and
•the other risks described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2023 and in this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	December 31, 2022	June 30, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$103,095	$48,817
Accounts receivable (net of allowance of $3,200 and $3,194 as of December 31, 2022 and June 30, 2023, respectively)	139,579	151,274
Insurance receivable	921	3,421
Prepaid expenses	13,433	11,795
Other current assets	13,654	24,847
Total current assets	270,682	240,154
Property and equipment, net	10,341	7,354
Goodwill	849,609	878,696
Intangible assets, net	241,036	251,031
Deferred income taxes	4,452	4,642
Operating leases right-of-use asset	20,084	7,514
Other noncurrent assets, net	11,050	11,212
TOTAL ASSETS	$1,407,254	$1,400,603
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,372	$40,017
Litigation settlement obligation	4,165	6,013
Accrued expenses	67,047	58,118
Current portion of long-term debt	7,500	11,250
Operating leases liability, current portion	3,717	4,069
Other current liabilities	12,939	13,712
Total current liabilities	133,740	133,179
Long-term debt, net	493,990	486,882
Deferred income taxes	23,707	31,531
Long-term operating leases liability, net of current portion	16,835	10,182
Other liabilities	2,336	7,942
Total liabilities	$670,608	$669,716
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS’ EQUITY:
Preferred stock ($0.01 par value; 100,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 1,000,000,000 shares authorized; 97,765,120 shares issued and 96,717,883 shares outstanding as of December 31, 2022; 99,810,027 shares issued and 96,758,662 shares outstanding as of June 30, 2023)	76	96
Additional paid-in capital	942,789	960,781
Common stock held in treasury (1,047,237 and 3,051,365 shares as of December 31, 2022 and June 30, 2023, respectively)	(14,859)	(40,773)
Accumulated deficit	(186,448)	(185,534)
Accumulated other comprehensive loss	(4,912)	(3,683)
Total stockholders’ equity	736,646	730,887
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,407,254	$1,400,603
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2022	2023	2022	2023
REVENUES	$205,591	$190,384	$397,563	$369,658
OPERATING EXPENSES:
Cost of revenues (exclusive of depreciation and amortization below)	107,576	102,056	208,532	196,810
Corporate technology and production systems	12,539	11,428	25,091	23,380
Selling, general and administrative	41,886	44,910	84,219	92,361
Depreciation and amortization	19,872	16,120	40,028	31,242
Impairments and disposals of long-lived assets	612	7,039	612	7,145
Total operating expenses	182,485	181,553	358,482	350,938
OPERATING INCOME	23,106	8,831	39,081	18,720
OTHER EXPENSE (INCOME):
Interest expense, net	6,619	8,990	12,955	17,598
Loss (gain) on interest rate swaps	32	—	(296)	—
Other income	(508)	(397)	(862)	(809)
Total other expense, net	6,143	8,593	11,797	16,789
INCOME BEFORE INCOME TAXES	16,963	238	27,284	1,931
Income tax provision (benefit)	5,392	(85)	9,477	1,017
NET INCOME	$11,571	$323	$17,807	$914
Unrealized gain (loss) on hedged transactions, net of tax (benefit) expense of $0, $(1,671), $0 and $144, respectively	—	4,751	—	(408)
Foreign currency translation adjustments, net of tax of $0, $0, $0 and $0, respectively	(3,483)	955	(3,200)	1,637
Total other comprehensive (loss) income	(3,483)	5,706	(3,200)	1,229
COMPREHENSIVE INCOME	$8,088	$6,029	$14,607	$2,143
Net income per share attributable to stockholders
Basic	$0.12	$0.00	$0.19	$0.01
Diluted	$0.12	$0.00	$0.18	$0.01
Weighted average number of shares outstanding
Basic	94,024,970	92,723,901	93,996,553	92,800,279
Diluted	99,344,563	94,498,666	99,265,668	94,924,080
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)	Shares Outstanding	Par Value	Additional Paid-In Capital	Common Shares Held in Treasury	Common Stock Held in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE as of December 31, 2021	95,746,975	$68	$916,578	107,820	$(897)	$(206,218)	$93	$709,624
Issuance of common stock	1,112	—	—	—	—	—	—	—
Common stock issued for exercise of employee stock options	8,486	—	80	—	—	—	—	80
Issuance of restricted shares, net of forfeitures and vestings	533,095	5	(5)	—	—	—	—	—
Stock-based compensation	—	—	5,108	—	—	—	—	5,108
Net income	—	—	—	—	—	6,236	—	6,236
Cumulative effect adjustment for adoption of CECL, net of tax of $56	—	—	—	—	—	(198)	—	(198)
Foreign currency translation adjustment, net of tax	—	—	(8)	—	—	—	283	275
BALANCE as of March 31, 2022	96,289,668	73	921,753	107,820	(897)	(200,180)	$376	721,125
Issuance of common stock	1,812	—	—	—	—	—	—	—
Common stock issued for exercise of employee stock options	76,399	—	734	—	—	—	—	734
Issuance of restricted shares, net of forfeitures and vestings	42,388	—	—	—	—	—	—	—
Stock-based compensation	—	—	6,023	—	—	—	—	6,023
Net income	—	—	—	—	—	11,571	—	11,571
Foreign currency translation adjustment, net of tax	—	—	(24)	—	—	—	(3,483)	(3,507)
BALANCE as of June 30, 2022	96,410,267	$73	$928,486	107,820	$(897)	$(188,609)	$(3,107)	$735,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(in thousands, except share amounts)	Shares Outstanding	Par Value	Additional Paid-In Capital	Common Shares Held in Treasury	Common Stock Held in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE as of December 31, 2022	96,717,883	$76	$942,789	1,047,237	$(14,859)	$(186,448)	$(4,912)	$736,646
Issuance of common stock	4,567	—	—	—	—	—	—	—
Issuance of restricted shares, net of forfeitures and vestings	1,894,310	19	(19)	—	—	—	—	—
Repurchases of common stock	(493,926)	—	—	493,926	(7,712)	—	—	(7,712)
Shares withheld to cover restricted share vestings tax	(37,128)	—	—	37,128	(487)	—	—	(487)
Stock-based compensation	—	—	8,043	—	—	—	—	8,043
Net income	—	—	—	—	—	591	—	591
Unrealized loss on hedged transactions, net of tax	—	—	—	—	—	—	(5,159)	(5,159)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	682	682
BALANCE as of March 31, 2023	98,085,706	95	950,813	1,578,291	(23,058)	(185,857)	$(9,389)	732,604
Issuance of common stock	2,363	—	—	—	—	—	—	—
Common stock issued for exercise of employee stock options	63,336	—	611	—	—	—	—	611
Issuance of restricted shares, net of forfeitures and vestings	80,331	1	(1)	—	—	—	—	—
Repurchases of common stock	(1,465,893)	—	—	1,465,893	(17,630)	—	—	(17,630)
Shares withheld to cover restricted share vestings tax	(7,181)	—	—	7,181	(85)	—	—	(85)
Stock-based compensation	—	—	9,358	—	—	—	—	9,358
Net income	—	—	—	—	—	323	—	323
Unrealized gain on hedged transactions, net of tax	—	—	—	—	—	—	4,751	4,751
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	955	955
BALANCE as of June 30, 2023	96,758,662	$96	$960,781	3,051,365	$(40,773)	$(185,534)	$(3,683)	$730,887
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2022	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,807	$914
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	40,028	31,242
Deferred income taxes	3,409	188
Stock-based compensation	11,131	17,401
Impairments and disposals of long-lived assets	612	7,145
Provision for bad debts	659	459
Amortization of financing fees	218	539
Amortization of debt discount	959	392
Deferred rent	(146)	1,023
Unrealized translation (gain) loss on investment in foreign subsidiaries	(1,220)	108
Changes in fair value of derivatives	(4,102)	—
Interest rate swap settlements	—	585
Changes in operating assets and liabilities
Accounts receivable	(36,451)	(7,399)
Insurance receivable	—	(2,500)
Prepaid expenses	(702)	2,251
Other assets	(3,180)	(8,650)
Accounts payable	14,249	1,314
Litigation settlement obligation	—	1,848
Accrued expenses	(8,610)	(10,515)
Other liabilities	(1,382)	(3,447)
Net cash provided by operating activities	33,279	32,898
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,266)	(593)
Purchases of intangible assets and capitalized software	(7,616)	(8,589)
Acquisitions, net of cash acquired	—	(48,641)
Proceeds from disposition of property and equipment	9	125
Net cash used in investing activities	(10,873)	(57,698)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	814	611
Repurchases of common stock	—	(25,342)
Payments of initial public offering issuance costs	(225)	—
Cash paid for tax withholding on vesting of restricted shares	—	(572)
Payments of long-term debt	(3,231)	(3,750)
Payment of contingent consideration for acquisition	(215)	(305)
Payments of finance lease obligations	(1)	—
Net cash used in financing activities	(2,858)	(29,358)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,735)	(120)
NET CHANGE IN CASH AND CASH EQUIVALENTS	17,813	(54,278)
CASH AND CASH EQUIVALENTS
Beginning of period	47,998	103,095
Cash and cash equivalents at end of period	$65,811	$48,817

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended June 30,
(in thousands)	2022	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for
Interest, net of capitalized amounts of $150 and $189 for the six months ended June 30, 2022 and 2023, respectively	$17,225	$20,239
Income taxes	9,531	9,703
Noncash investing activities
Purchases of property and equipment in accounts payable and accrued expenses	$222	$165
Noncash purchase price of business combinations	—	4,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STERLING CHECK CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.Description of Business
Sterling Check Corp. (the “Company”), a Delaware corporation headquartered in Independence, Ohio, is a global provider of technology-enabled background and identity verification services. The Company provides the foundation of trust and safety its clients need to create effective environments for their most essential resource—people. The Company offers a comprehensive hiring and risk management solution that begins with identity verification, followed by criminal background screening, credential verification, drug and health screening, employee onboarding document processing and ongoing risk monitoring.
As of June 30, 2023, the Company is 51.5% owned by an investment group consisting of entities advised by or affiliated with The Goldman Sachs Group, Inc. (“Goldman Sachs”) and Caisse de dépôt et placement du Québec (“CDPQ” and, together with Goldman Sachs, our “Sponsor”). CDPQ owns its equity interest in the Company indirectly through a limited partnership controlled by Goldman Sachs.

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
Cash and Cash Equivalents
Cash and cash equivalents of $103.1 million and $48.8 million as of December 31, 2022 and June 30, 2023, respectively, include money market instruments with maturities of three months or less. The Company maintained cash outside the U.S. as of December 31, 2022 of $28.0 million with the largest deposits being held in Canada and India, with balances of $9.2 million and $5.1 million, respectively. Cash outside the U.S. was

$25.5 million as of June 30, 2023, with the largest deposits being held in India and Canada, with balances of $4.8 million and $3.2 million, respectively.
Foreign Currency
Assets and liabilities of operations having non-USD functional currencies are translated at period-end exchange rates, and income statement accounts are translated at weighted average exchange rates for the period. Gains or losses resulting from translating foreign currency financial statements, net of any related tax effects, are reflected in Accumulated Other Comprehensive Income or Loss (“OCI”), a separate component of stockholders’ equity on the unaudited condensed consolidated balance sheets. Gains or losses resulting from foreign currency transactions incurred in currencies other than the local functional currency are included in other income in the unaudited condensed consolidated statements of operations and comprehensive income. The cumulative translation adjustment resulted in losses of $5.6 million and $3.6 million as of December 31, 2022 and June 30, 2023, respectively.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable balances consist of trade receivables that are recorded at the invoiced amount, net of allowances for expected credit losses and for potential sales credits and reserves. Sales credits and reserves were $0.9 million and $0.5 million as of December 31, 2022 and June 30, 2023, respectively.

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

Allowances for expected credit losses were $2.3 million and $2.7 million as of December 31, 2022 and June 30, 2023, respectively. The following table summarizes changes in the allowance for expected credit losses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2023	2022	2023
Balance at beginning of period	$1,842	$2,473	$2,949	$2,304
Cumulative effect of accounting change upon adoption of CECL	—	—	254	—
Additions	351	215	659	459
Write-offs, net of recoveries	(22)	(30)	(1,691)	(108)
Foreign currency translation adjustment	(10)	—	(10)	3
Balance at end of period	$2,161	$2,658	$2,161	$2,658

Corporate Technology and Production Systems
Corporate technology and production systems includes costs related to maintaining the Company’s corporate information technology infrastructure and non-capitalizable costs to develop and maintain its production systems.
The following table sets forth expenses included in each category of corporate technology and production systems for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2023	2022	2023
Corporate information technology	$6,290	$4,922	$12,413	$10,189
Development of platform and product initiatives	4,115	4,280	8,364	8,694
Production support and maintenance	2,134	2,226	4,314	4,497
Total production systems	6,249	6,506	12,678	13,191
Corporate technology and production systems	$12,539	$11,428	$25,091	$23,380
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
Included within corporate technology and production systems are non-capitalizable production system and corporate information technology expenses related to Project Ignite, a three-phase strategic investment initiative. Phase one of Project Ignite modernized client and candidate experiences and is complete. Phase two of Project Ignite focused on decommissioning the Company’s on-premises data centers and migrating the Company’s production systems and corporate information technological infrastructure to a managed service provider in the cloud. During the first half of 2021, the Company completed phase two initiatives related to the migration of its production and fulfillment systems to the cloud, and as a result, over 98% of revenue is processed through platforms hosted in the cloud. The Company incurred expenses related to phase two to complete the decommissioning of on-premises data centers for internal corporate technology infrastructure and migration to the cloud which was completed as of September 30, 2022. Phase three of Project Ignite was decommissioning of the platforms purchased over the prior ten years and the migration of the clients to one global platform. This third and final phase, which was completed in the first quarter of 2023, unified clients onto a single global platform. The Company’s core platform now processes approximately 80% of its global revenue.

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
The Company will cease to be an emerging growth company upon the earliest of (a) the last day of the fiscal year in which it has total annual gross revenues of $1.235 billion or more; (b) the last day of its fiscal year following the fifth anniversary of the date of its initial public offering (“IPO”); (c) the date on which it has issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date on which it is deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur as of the last day of a fiscal year in which the market value of its common stock held by non-affiliates equals or exceeds $700 million as of the last business day of the second fiscal quarter of such fiscal year, which threshold was not exceeded as of June 30, 2023.

4.Acquisitions

Socrates and A-Check Acquisitions

On January 4, 2023, the Company acquired all of the outstanding shares of Socrates Limited and its affiliates (“Socrates”), a screening company in Latin America, pursuant to a share purchase agreement. The Socrates acquisition expands the Company’s global presence into Latin America to serve the rapidly growing regional hiring needs of both multi-national and local clients. On March 1, 2023, the Company acquired all of the outstanding shares of A-Check Global (“A-Check”), a U.S.-based employment screening organization, pursuant to a share purchase agreement. The A-Check acquisition provides the Company access to a high quality, enterprise-focused customer base diversified across verticals including healthcare and telecom. The aggregate purchase price for the acquisitions totaled approximately $65.6 million, was funded with available cash on hand and is subject to certain closing adjustments specified in the share purchase agreements and includes contingent consideration related to the A-Check acquisition of $4.7 million recorded at fair value. The contingent consideration will be determined based on actual future results. As of June 30, 2023, the fair value of the contingent consideration consisted of $2.6 million for an earn-out payable one year after the acquisition based upon revenue retention and a $2.1 million payable throughout the second and third year following the acquisition based on revenue retention and referral revenue. The Company recorded a preliminary allocation of the purchase price to assets acquired and liabilities assumed based on their estimated fair values as of their respective purchase dates. Additionally, in connection with the Socrates acquisition, $5.0 million is payable to certain senior employees two years after the acquisition date based on certain retention requirements.

The Company incurred approximately $0.3 million and $2.0 million of transaction expenses related to the acquisitions during the three and six months ended June 30, 2023, respectively.

The preliminary allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed as of the applicable acquisition date. The following table summarizes the consideration paid and the amounts recognized for the assets acquired and liabilities assumed:

	Preliminary Purchase Price Allocation		Adjusted Purchase Price Allocation
(in thousands)	March 31, 2023	Purchase Price Adjustments	June 30, 2023
Consideration
Cash	$11,935	$—	$11,935
Other current assets
Accounts receivable	4,279	(3)	4,276
Other current assets	805	2	807
Property and equipment	177	(1)	176
Intangible assets	32,141	(1,268)	30,873
Other long-term assets	6	—	6
Total assets acquired	$49,343	$(1,270)	$48,073
Accounts payable and accrued expenses	1,156	94	1,250
Other current liabilities	1,291	(72)	1,219
Deferred tax liability	8,388	(143)	8,245
Other liabilities	2	—	2
Total liabilities assumed	$10,837	$(121)	$10,716
Total identifiable net assets	38,506	(1,149)	37,357
Goodwill	27,352	874	28,226
Total consideration	$65,858	$(275)	$65,583

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

The acquisitions are not material to the Company's financial position as of June 30, 2023 or results of operations for the three and six months ended June 30, 2023, and therefore, pro forma operating results and other disclosures for the acquisitions are not presented.

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

5.Property and Equipment, Net

(in thousands)	December 31, 2022	June 30, 2023
Furniture and fixtures	$2,568	$1,411
Computers and equipment	41,084	37,542
Leasehold improvements	6,565	2,073
	50,217	41,026
Less: Accumulated depreciation	(39,876)	(33,672)
Total property and equipment, net	$10,341	$7,354
Depreciation expense on property and equipment was $1.1 million and $0.9 million during the three months ended June 30, 2022 and 2023, respectively, and $2.2 million and $2.0 million for the six months ended June 30, 2022 and 2023, respectively. Write down of abandoned property and equipment no longer in use totaled $0.6 million during the three and six months ended June 30, 2022. Write down of abandoned property and equipment no longer in use was $1.7 million for the three and six months ended June 30, 2023.
6.Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the periods presented were as follows:

(in thousands)
Goodwill as of December 31, 2022	$849,609
Acquisitions	28,226
Foreign currency translation adjustment	861
Goodwill as of June 30, 2023	$878,696
Intangible Assets
Intangible assets, net consisted of the following for the periods presented:

		December 31, 2022			June 30, 2023
(dollars in thousands)	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer lists	7 - 17 years	$506,015	$(340,579)	$165,436	$532,853	$(357,449)	$175,404
Trademarks	2 - 16 years	77,198	(37,519)	39,679	77,760	(40,597)	37,163
Non-compete agreement	1 - 5 years	3,179	(2,584)	595	3,974	(2,708)	1,266
Technology	3 - 8 years	246,220	(216,330)	29,890	257,035	(224,935)	32,100
Domain names	2 - 15 years	10,118	(4,682)	5,436	10,117	(5,019)	5,098
		$842,730	$(601,694)	$241,036	$881,739	$(630,708)	$251,031
Included within technology is $28.1 million and $29.8 million of internal-use software, net of accumulated amortization, as of December 31, 2022 and June 30, 2023, respectively. As of June 30, 2023, $5.1 million of technology assets have not yet been put in service.
The Company capitalized $7.6 million of costs to develop internal-use software included in technology during the six months ended June 30, 2022 (consisting of internal costs of $6.1 million and external costs of $1.5 million). The Company capitalized $8.6 million of costs to develop internal-use software included in technology during the six months ended June 30, 2023 (consisting of internal costs of $7.3 million and external costs of $1.3 million).

For the three and six months ended June 30, 2022, the Company recorded no write-down of capitalized software. For the three and six months ended June 30, 2023, the Company recorded a write-down related to the impairment of capitalized software in the amount of $0.1 million and $0.2 million, respectively.
Amortization expense was $18.7 million and $15.2 million for the three months ended June 30, 2022 and 2023, respectively, and $37.8 million and $29.3 million for the six months ended June 30, 2022 and 2023, respectively.
Except for the customer lists, which are amortized utilizing an accelerated method, all other intangible assets are amortized on a straight-line basis, which approximates the pattern in which economic benefits are consumed. Estimated amortization expense as of June 30, 2023 is as follows for each of the next five years:

(in thousands)
Year Ending December 31,
Remainder of fiscal year 2023	$32,638
2024	49,827
2025	40,918
2026	31,240
2027	24,739
Thereafter	71,669
$251,031
7.Accrued Expenses
Accrued expenses on the unaudited condensed consolidated balance sheets as of the periods presented consisted of the following:

(in thousands)	December 31, 2022	June 30, 2023
Accrued compensation	$29,835	$19,202
Accrued cost of revenues	15,721	22,660
Accrued interest	3,143	112
Other accrued expenses	18,348	16,144
Total accrued expenses	$67,047	$58,118
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
The Company leases real estate and equipment for use in its operations. The Company has 17 operating leases with remaining lease terms ranging from 3 months to 67 months as of June 30, 2023. In connection with the real estate consolidation program, during the three months ended June 30, 2023, the Company exited additional offices including the Company’s former principal executive office and headquarters in New York. A reduction of the operating leases ROU asset of $5.3 million for impairment charges was recorded in impairments and disposals of long-lived assets in the unaudited condensed consolidated statements of operations and comprehensive income. The Company exercised termination options reducing the lease terms on certain operating leases and recorded lease remeasurements to the operating lease liability and corresponding reductions to the operating leases ROU asset in the amount of $4.7 million during the three months ended June 30, 2023. $1.5 million was recorded to de-recognize the operating lease ROU asset related to certain leases in selling, general and administrative expense due to abandonment, during the three months ended June 30, 2023.
The components of lease expense for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2023	2022	2023
Components of total lease costs
Operating lease expense(1)	$1,302	$2,607	$2,601	$3,986
Sublease income	(216)	(343)	(288)	(565)
Total net lease costs	$1,086	$2,264	$2,313	$3,421
___________________
(1)Includes $1.5 million of lease expense to de-recognize certain operating ROU assets which were abandoned during the three months ended June 30, 2023.

Information related to the Company’s ROU assets and lease liabilities for the period presented is as follows:

(dollars in thousands)	June 30, 2023
Operating leases
Operating leases right-of-use asset	$7,514

Operating leases liability, current portion	$4,069
Long-term operating leases liability, net of current portion	10,182
Total operating leases liability	$14,251

Weighted average remaining lease term in years - operating leases	3.7
Weighted average discount rate - operating leases	5.14%

Total remaining lease payments under the Company’s operating leases for the period presented are as follows:

(in thousands)	June 30, 2023
Remainder of fiscal year 2023	$2,771
2024	5,284
2025	2,338
2026	2,118
2027	2,149
2028	1,028
Thereafter	85
Total future minimum lease payments	$15,773
Less: imputed interest	(1,522)
Total	$14,251

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
The table below sets forth the Company’s long-term debt as presented in the unaudited condensed consolidated balance sheets for the periods presented:

(in thousands)	December 31, 2022	June 30, 2023
Current portion of long-term debt
Term Loans	$7,500	$11,250
Total current portion of long-term debt	$7,500	$11,250

Long-term debt
Term Loans, due November 29, 2027 (6.76% and 7.45% at December 31, 2022 and June 30, 2023, respectively)	292,500	285,000
Revolving Credit Facility	205,494	205,494
Unamortized discount and debt issuance costs	(4,004)	(3,612)
Total long-term debt, net	$493,990	$486,882
The estimated fair value of the Company’s 2022 Credit Agreement was $487.1 million and $484.3 million as of December 31, 2022 and June 30, 2023, respectively. These fair values were determined based on quoted prices in markets with similar instruments that are less active (Level 2 inputs as defined below) as an observable price of the 2022 Credit Agreement or similar liabilities is not readily available.
The Company was in compliance with all financial covenants under its credit agreement as of June 30, 2023.
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
The Company considers the recorded value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses to approximate the fair value of the respective assets and liabilities as of

December 31, 2022 and June 30, 2023 based upon the short-term nature of such assets and liabilities (Level 1). See Note 9, “Debt” for discussion of the fair value of the Company’s debt.
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
As of December 31, 2022, the fair value of contingent consideration related to the November 30, 2021 acquisition of EBI totaled $1.2 million and consisted of a $0.9 million earn-out payable two years after the acquisition based upon revenue retention and $0.3 million remaining payable throughout the year following the acquisition based on customer collections on acquired receivables and is considered a Level 3 financial instrument. As of June 30, 2023, contingent consideration for the earn-out payable related to the acquisition of EBI totaled $0.9 million and is considered a Level 3 financial instrument. As of June 30, 2023, contingent consideration related to the A-Check acquisition completed in 2023 totaled $4.7 million and consisted of $2.6 million for an earn-out payable one year after the acquisition based upon revenue retention and a $2.1 million payable throughout the second and third year following the acquisition based on revenue retention and referral revenue. Contingent consideration related to acquisitions is considered a Level 3 financial instrument.
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of December 31, 2022:

(in thousands)	Level 1	Level 2	Level 3
Liabilities
Contingent consideration - acquisition of EBI	$—	$—	$1,219
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of June 30, 2023:

(in thousands)	Level 1	Level 2	Level 3
Assets
Interest rate swaps	$—	$2,857	$—
Liabilities
Interest rate swaps	—	3,408	—
Contingent consideration - acquisition of EBI	—	—	914
Contingent consideration - acquisition of A-Check	—	—	4,706
During the three and six months ended June 30, 2022 and 2023, the Company did not re-measure any financial assets or liabilities at fair value on a nonrecurring basis. There were no transfers between levels during the periods presented.

11.Derivative Instruments and Hedging Activities
Interest Rate Swap Hedges
To reduce exposure to variability in expected future cash outflows on variable rate debt attributable to the changes in the applicable interest rates under the 2022 Credit Agreement, the Company entered into interest rate swaps to economically offset a portion of this risk.
For interest rate swap derivatives designated and that qualify as hedges for accounting purposes, the unrealized gain or loss on the derivative is recorded in OCI.

As of June 30, 2023, the Company had the following outstanding interest rate swap derivatives that were used to hedge its interest rate risks:

Product	Number of Instruments	Effective Date	Maturity Date	Notional(1)
Interest Rate Swaps	4	February 28, 2023	November 29, 2027	$300.0 million USD
__________

(1)The notional value steps down from $300.0 million to $150.0 million on February 27, 2026.
All financial derivative instruments are carried at their fair value on the balance sheet. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of the dates presented:

	Asset Derivatives
	As of December 31, 2022		As of June 30, 2023
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other current assets	$—	Other current assets	$2,857

	Liability Derivatives
	As of December 31, 2022		As of June 30, 2023
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	—	Other liabilities	$3,408
The tables below present the effect of cash flow hedge accounting on accumulated OCI for the periods presented:

	Three Months Ended June 30,			Three Months Ended June 30,
(in thousands)	2022	2023		2022	2023
Derivatives designated as hedging instruments:	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
Interest rate swaps	$—	$6,975	Interest expense	$—	$552

	Six Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2023		2022	2023
Derivatives designated as hedging instruments:	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
Interest rate swaps	$—	$98	Interest expense	$—	$649

The tables below present the effect of the Company’s cash flow hedge accounting on the unaudited condensed consolidated statements of operations and comprehensive income for the periods presented:

	Three Months Ended June 30,
	2022	2023
(in thousands)	Interest Expense	Interest Expense
Total amounts of income and expense line items in which the effects of cash flow hedges are recorded	$6,619	$8,990
Gain or (loss) on cash flow hedging relationships
Interest rate swaps:
Amount of gain or (loss) reclassified from accumulated OCI into income	$—	$552

	Six Months Ended June 30,
	2022	2023
(in thousands)	Interest Expense	Interest Expense
Total amounts of income and expense line items in which the effects of cash flow hedges are recorded	$12,955	$17,598
Gain or (loss) on cash flow hedging relationships
Interest rate swaps:
Amount of gain or (loss) reclassified from accumulated OCI into income	$—	649
Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Based on current interest rates, during the next twelve months, the Company estimates that an additional $2.9 million net gain will be reclassified from accumulated OCI as a decrease to interest expense. No gain or loss was reclassified from accumulated OCI into earnings as a result of forecasted transactions that failed to occur during the periods presented.

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
As of June 30, 2023, the Company did not have any outstanding derivatives not designated as a hedge in qualifying hedging relationships.
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income for the periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2022	2023	2022	2023
Derivatives Not Designated as Hedging Instruments	Location of Loss (Gain) Recognized in Income on Derivatives	Amount of Loss (Gain) Recognized in Income on Derivatives
Interest rate swaps	Loss (gain) on interest rate swaps	$32	$—	$(296)	$—

12.    Income Taxes
The computation of the provision for or benefit from income taxes for interim periods is determined by applying the estimated annual effective tax rate to year-to-date income before tax and adjusting for discrete tax items recorded in the period, if any.
The Company recorded a tax provision of $5.4 million and a benefit of $0.1 million for the three months ended June 30, 2022 and 2023, respectively, which resulted in an effective tax rate of 31.8% and (35.7)%, respectively. The Company recorded a tax provision of $9.5 million and $1.0 million for the six months ended June 30, 2022 and 2023, respectively, which resulted in an effective tax rate of 34.7% and 52.7%, respectively. For the three and six months ended June 30, 2022 and 2023, the effective rate differs from the statutory rate mainly due to a jurisdictional mix of earnings and permanent items.
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
As of December 31, 2022, the Company recorded a legal settlement obligation of $4.2 million and an offsetting insurance receivable of $0.9 million for the settlement of legal matters. As of June 30, 2023, the Company recorded a legal settlement obligation of $6.0 million and an offsetting insurance receivable of $3.4 million for the settlement of legal matters.
Net legal settlement expense recorded in selling, general and administrative expense in the unaudited consolidated statements of operations and comprehensive income for the three months ended June 30, 2022 and 2023 totaled $0.1 million and less than $0.1 million, respectively, and $0.3 million and $0.1 million for the six months ended June 30, 2022 and 2023, respectively.
14.    Equity
Under the Company’s Amended and Restated Certificate of Incorporation, a total of 1,100,000,000 shares of all classes of stock are authorized, divided as follows:
(i)1,000,000,000 shares of common stock, par value $0.01 per share (“common stock”); and
(ii)100,000,000 shares of undesignated preferred stock, par value $0.01 per share (“preferred stock”).
Each share of common stock is entitled to one vote on all matters on which holders of common stock are entitled to vote generally. Holders of common stock are entitled to be paid ratably any dividends as may be declared by the Board of Directors (in its sole discretion), subject to any preferential dividend rights of outstanding preferred stock (if any). No dividends have been declared or paid on the Company’s common stock through June 30, 2023.
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
On November 23, 2022, the Company’s board of directors authorized the repurchase of up to $100.0 million of the Company’s shares of common stock over a period through December 31, 2024. The share repurchase program is being executed on a discretionary basis through open market repurchases, private transactions, or other transactions, including through block trades and Rule 10b-18 and Rule 10b5-1 trading plans. The Company is not obligated to repurchase any specific number of shares, and the timing and amount of any share repurchases will be subject to several factors including share price, trading volume, market conditions and capital allocation priorities. The share repurchase program may be suspended, terminated or modified without notice at any time. For the three and six months ended June 30, 2023, the Company repurchased 1,465,893 shares of its common stock for $17.6 million and 1,959,819 shares of its common stock for $25.3 million, respectively, inclusive of commissions and taxes.

On June 7, 2023, the Company entered into an Underwriting Agreement with Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC as representatives of the several underwriters named therein (the “Underwriters”) and the selling stockholders (the “Selling Stockholders”), relating to the sale by the Selling Stockholders of 8,000,000 shares of common stock, par value $0.01 per share, of the Company (the “Secondary Public Offering”). In connection with the Secondary Public Offering, the Selling Stockholders granted the Underwriters a 30-day option to purchase up to an additional 1,200,000 shares of common stock of the Company, of which 1,145,486 shares were purchased. The Company did not sell any shares in the Secondary Public Offering and did not receive any proceeds from the sale of shares being sold by the Selling Stockholders in the Secondary Public Offering. In addition, the Company entered into an agreement with Broad Street Principal Investments, L.L.C. (“BSPI”), one of the Selling Stockholders, dated June 5, 2023, pursuant to which the Company repurchased from BSPI an aggregate of 1,000,000 shares of common stock of the Company for a total of $11.7 million pursuant to the Company’s share repurchase program at a price per share equal to the price paid by the Underwriters in the Secondary Public Offering.
15.    Stock-Based Compensation
Stock-based compensation expense is recognized in cost of revenues, corporate technology and production systems, and selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2023	2022	2023
Stock-based compensation expense
Cost of revenues	$411	$394	$824	$822
Corporate technology and production systems	499	605	1,030	1,217
Selling, general and administrative	5,113	8,359	9,277	15,362
Total stock-based compensation expense	$6,023	$9,358	$11,131	$17,401
Prior to the IPO, all share-based awards were issued to employees under the Company’s 2015 Long-Term Equity Incentive Plan (the “2015 Plan”). Upon the adoption of the Sterling Check Corp. 2021 Omnibus Incentive Plan (the “2021 Equity Plan”) on August 4, 2021 and as of September 22, 2021, all newly granted share-based awards have been issued under the 2021 Equity Plan.
As of June 30, 2023, the Company had approximately $100.7 million of unrecognized pre-tax non-cash stock-based compensation expense related to awards granted under the 2021 Equity Plan, consisting of approximately $31.8 million related to non-qualified stock options (“NQSOs”), $67.9 million related to restricted stock, and approximately $1.0 million related to restricted stock units (“RSUs”), all of which the Company expects to recognize over a weighted average period of 2.61 years.

2015 Long-Term Equity Incentive Plan

The table below provides a summary of service-based vesting options (“SVOs”) and performance-based stock options (“PSOs”) currently outstanding under the 2015 Plan for the six months ended June 30, 2023:

	Outstanding SVOs				Outstanding PSOs
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
(in thousands, except shares and per share amounts)
Balances as of December 31, 2022	6,208,274	$9.59	5.00	$36,513	3,081,855	$10.05	3.32	$16,699
Granted	—	—			—	—
Forfeited / Cancelled	—	—			—	—
Exercised	(63,336)	9.66		201	—	—		—
Balances as of June 30, 2023 (1)	6,144,938	$9.59	4.48	$16,419	3,081,855	$10.05	2.82	$6,806
__________
(1)    All SVOs and PSOs are exercisable as of June 30, 2023.

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

2021 Omnibus Incentive Plan

On August 4, 2021, the Company’s Board of Directors adopted, and on August 13, 2021 the Company’s stockholders approved, the 2021 Equity Plan. Equity awards under the 2021 Equity Plan are intended to retain and motivate the Company’s officers and employees, consultants and non-employee directors and to promote the success of the Company’s business by providing such participating individuals with a proprietary interest in the performance of the Company. The 2021 Equity Plan will terminate on the tenth anniversary thereof, unless earlier terminated by the Board of Directors. Under the 2021 Equity Plan, the following types of awards can be granted to an eligible individual (as defined by the plan and to the extent permitted by applicable law): incentive stock options (“ISOs”) and NQSOs; stock appreciation rights (“SARs”); restricted stock; RSUs; performance awards; cash-based awards and other share-based awards. Upon its adoption, the 2021 Equity Plan provided that up to 9,433,000 shares may be issued pursuant to awards granted under the 2021 Equity Plan (the “Share Limit”); provided, that, the Share Limit shall be automatically increased on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030 in an amount equal to the lesser of (x) 5% of the total number of shares outstanding on the last day of the immediately preceding calendar year, and (y) such number of shares as determined by the Board of Directors, and no more than 9,433,000 shares may be issued upon the exercise of ISOs. As of June 30, 2023, 8,266,376 shares were available for issuance pursuant to future granted awards under the 2021 Equity Plan.

Stock Options

Options issued under the 2021 Equity Plan generally vest on various schedules over one to four-year periods on the anniversary of the grant date, subject to continued employment with the Company through the applicable vesting date. Options issued under the 2021 Equity Plan generally expire ten years after the grant date.

The table below provides a summary of stock option activity under the 2021 Equity Plan for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value	Weighted Average Fair Value (per share)
Outstanding at December 31, 2022	4,387,501	$22.91	8.81	$—
Granted	909,431	12.77			$7.03
Forfeited / Cancelled	—	—
Exercised / Released	—	—		—
Outstanding at June 30, 2023	5,296,932	$21.17	8.55	$—
Exercisable at June 30, 2023	102,995	$22.61	8.50	$—

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
The table below provides a summary of restricted stock activity under the 2021 Equity Plan for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Fair Value (per share)
Unvested at December 31, 2022	3,421,920	$20.32
Granted	2,153,406	12.92
Forfeited / Cancelled	(179,989)	20.49
Vested	(174,084)	19.61
Unvested at June 30, 2023	5,221,253	$17.28

Restricted Stock Units

Restricted stock units issued under the 2021 Equity Plan in connection with the Company’s initial public offering vest 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date, subject to continued employment with the Company through the applicable vesting date. Additional grants of RSUs vest on various schedules over a one to four-year period on the anniversary of the grant date, subject to the continued employment with the Company through the applicable vesting date. Upon vesting, employees will receive shares of common stock in settlement of the units. The table below provides a summary of RSU activity under the 2021 Equity Plan for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Fair Value (per share)
Unvested at December 31, 2022	51,249	$21.18
Granted	27,279	12.32
Forfeited / Cancelled	(2,378)	23.00
Vested	(1,224)	22.35
Unvested at June 30, 2023	74,926	$17.88

Employee Stock Purchase Plan
There were no stock employee purchase offerings under the 2021 Employee Stock Purchase Plan (the “ESPP”) during the three and six months ended June 30, 2023 and, accordingly, no eligible employees were enrolled in the ESPP during the three and six months ended June 30, 2023.
16.    Net Income per Share
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2022	2023	2022	2023
Numerator:
Net income attributable to stockholders	$11,571	$323	$17,807	$914
Less: Undistributed amounts allocated to participating securities	—	—	—	—
Undistributed income allocated to stockholders	$11,571	$323	$17,807	$914
Denominator:
Weighted average number of shares outstanding, basic	94,024,970	92,723,901	93,996,553	92,800,279
Weighted average additional shares assuming conversion of potential common shares	5,319,593	1,774,765	5,269,115	2,123,801
Weighted average common shares outstanding - diluted	99,344,563	94,498,666	99,265,668	94,924,080
Net income per share attributable to stockholders, basic	$0.12	$0.00	$0.19	$0.01
Net income per share attributable to stockholders, diluted	$0.12	$0.00	$0.18	$0.01
The following table summarizes the weighted average potentially dilutive securities that were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Stock options	8,827,083	5,258,244	8,827,083	4,948,521
Restricted stock	2,719,936	4,376,479	2,719,936	3,879,743
Restricted stock units	42,704	47,703	42,704	48,707

17.    Related Party Transactions
Goldman Sachs and some of its affiliates, each an affiliate of our Sponsor, are clients of the Company and the Company had sales to Goldman Sachs and some of its affiliates in the amount of $1.7 million and $0.7 million for the three months ended June 30, 2022 and 2023, respectively, and $3.6 million and $1.8 million for the six months ended June 30, 2022 and 2023, respectively. Outstanding accounts receivable from Goldman Sachs as of December 31, 2022 and June 30, 2023 were $0.2 million and $0.4 million, respectively. Additionally, the Company is currently a party to a $75.0 million notional value interest rate swap through November 29, 2027 with J. Aron & Company LLC, a wholly-owned subsidiary of Goldman Sachs.

During the three months ended June 30, 2023, in connection with the Secondary Public Offering, the Company repurchased 1,000,000 shares of common stock for $11.7 million directly from BSPI, an affiliate of Goldman Sachs. See Note 14, “Equity” for discussion of the Secondary Public Offering and the share repurchase.
An affiliate of certain stockholders that, to the Company’s knowledge, collectively own greater than 10% of the Company’s outstanding shares of common stock (the “Stockholders”) is a client of the Company, and the Company had sales to an affiliate of the Stockholders in the amount of $0.1 million and $0.1 million for the three months ended June 30, 2022 and 2023, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2022 and 2023, respectively. Outstanding accounts receivable from an affiliate of the Stockholders were less than $0.1 million as of December 31, 2022 and June 30, 2023.
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
Disaggregation of Revenues
The following tables set forth total revenue by type of service for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2023	2022	2023
Screening services	$204,282	$188,650	$394,030	$365,521
Other services	1,309	1,734	3,533	4,137
Total revenue	$205,591	$190,384	$397,563	$369,658

The following table sets forth total revenue by geographic area in which the revenues and invoicing are recorded for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2023	2022	2023
United States	$174,115	$162,198	$333,431	$311,940
All other countries	31,476	28,186	64,132	57,718
Total revenue	$205,591	$190,384	$397,563	$369,658
Other than the U.S., no single country accounted for more than 10% of the Company’s total revenues during the three and six months ended June 30, 2022 and 2023. Substantially all of the Company’s long-lived assets were located in the U.S. as of December 31, 2022 and June 30, 2023.
Contract Assets and Liabilities
Incremental costs of obtaining a contract with a customer are recognized as an asset if the benefit of such costs is expected to be longer than one year, with a majority of contracts being multi-year. Incremental costs include commissions to the sales force and are amortized over three years, as management estimates that this corresponds to the period over which a customer benefits from the contract. As of December 31, 2022 and June 30, 2023, $3.3 million of deferred commissions are included in Other current assets on the unaudited condensed consolidated balance sheets and approximately $2.7 million and $2.8 million, respectively, of deferred commissions are included in Other noncurrent assets, net on the unaudited condensed consolidated balance sheets.
The Company did not have any material contract liabilities as of December 31, 2022 and June 30, 2023.
Concentrations
For the three and six months ended June 30, 2022 and 2023, no single customer accounted for more than 10% of the Company’s revenue. No single customer had an accounts receivable balance greater than 10% of total accounts receivable as of December 31, 2022 and June 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the three and six months ended June 30, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by the forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2023 (“2022 Annual Report”) and in this Quarterly Report on Form 10-Q and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.
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

Recent Developments

On June 7, 2023, we entered into an Underwriting Agreement with Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC as representatives of the several underwriters named therein (the “Underwriters”) and the selling stockholders (the “Selling Stockholders”), relating to the sale by the Selling Stockholders of 8,000,000 shares of our common stock, par value $0.01 per share (the “Secondary Public Offering”). In connection with the Secondary Public Offering, the Selling Stockholders granted the Underwriters a 30-day option to purchase up to an additional 1,200,000 shares of our common stock, of which 1,145,486 shares were purchased. We did not sell any shares in the Secondary Public Offering and did not receive any proceeds from the sale of shares being sold by the Selling Stockholders in the Secondary Public Offering. In addition, we entered into an agreement with Broad Street Principal Investments, L.L.C. (“BSPI”), one of the Selling Stockholders, dated June 5, 2023, pursuant to which we repurchased from BSPI an aggregate of 1,000,000 shares of our common stock for a total of $11.7 million pursuant to our share repurchase program at a price per share equal to the price paid by the Underwriters in the Secondary Public Offering.

Trends and Other Factors Affecting Our Performance

Macroeconomic and Job Environment
Our business is impacted by the overall economic environment and our clients’ hiring volumes. In the latter half of the third quarter of 2022, base growth began to moderate due to macroeconomic uncertainty related to factors including inflation, monetary policy and fiscal policy. This moderation has continued through the first half of 2023 during which we experienced a year-over-year decline in base business with our existing clients that offset positive trends in other revenue drivers, including growth from new clients, up-sell and cross-sell and retention. The ongoing macroeconomic factors have caused uncertainty among our clients and general populace of a future economic downturn or recession. Given the uncertain conditions, it is challenging to predict the hiring and turnover trends of our clients.

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
We will cease to be an emerging growth company upon the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (b) the last day of our fiscal year following the fifth anniversary of the date of the initial public offering (“IPO”); (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur as of the last day of a fiscal year in which the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the last business day of the second fiscal quarter of such fiscal year, which threshold was not exceeded as of June 30, 2023.
Recent Accounting Standards Updates
Refer to Note 3, “Recent Accounting Standards Updates” of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information about recent accounting pronouncements.
Components of Our Results of Operations
The following discussion summarizes the key components of our unaudited condensed consolidated statements of operations and comprehensive income. We have one operating and reportable segment.
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
Operating Expenses
Our cost structure is flexible and provides us with operational leverage to be able to effectively adapt to changing client needs and broader economic events. Additionally, in 2021 and 2022, we implemented strategic structural changes in our business to improve operating leverage and accelerate modernizing our technological infrastructure including leveraging robotics process automation and artificial intelligence. We moved to a virtual-first strategy in 2020 and began to close or reduce the size of other offices globally and reduce our data center footprint as we executed moving our revenue to the cloud and streamlined our sales and operations organization for greater operational efficiency. Due to the success to date of the virtual-first strategy, we will continue our real estate consolidation efforts to exit or reduce the size of remaining offices during 2023. In the second quarter of 2023, we closed our former principal executive office and headquarters in New York and moved our headquarters to an existing administrative office in Ohio and closed or reduced the size of additional offices. As of June 30, 2023, we have closed or reduced the size of 19 offices globally since we launched our virtual first strategy.
As part of our refreshed strategy, in 2022, we began executing on a restructuring program to realign senior leadership and functions, with the goal of elevating our go-to-market strategy and accelerating our technology and product innovation. At the end of 2022, we also launched Project Nucleus which we expect to drive meaningful cost savings and efficiency gains in our cost of revenues. This initiative aims to enhance our organization by re-engineering processes, driving fulfillment cost reductions and identifying and executing on additional automation opportunities. In any given period, operating expenses are driven by the amount of revenue, mix of clients and products, and impact of automation, productivity and procurement initiatives. While we expect operating expenses to increase in absolute dollars to support our continued growth, we believe that operating expenses will decline gradually as a percentage of total revenues in the future as we expect our business to grow and our operating scale to continue to improve.

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
Included within Corporate technology and production systems are non-capitalizable production system and corporate information technology expenses related to Project Ignite, a three-phase strategic investment initiative. Phase one of Project Ignite modernized client and candidate experiences and is complete. Phase two of Project Ignite, which was completed in 2022, focused on decommissioning our on-premises data centers and migrating our production systems and corporate information technological infrastructure to a managed service provider in the cloud and resulted in over 98% of our revenue being processed through platforms hosted in the cloud and allows us to consistently maintain 99.9% platform availability while being prepared to scale into the future. Phase three of Project Ignite was decommissioning of platforms purchased over the prior ten years and the migration of the clients to one global platform. This third and final phase, which was completed in the first quarter of 2023, unified our clients onto a single global platform. Our core platform now processes approximately 80% of our global revenue. We expect to continue to increase the revenue processed on our core platform in 2023.
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

While our selling, general and administrative (“SG&A”) expenses have increased over the last several years due to additional public company related reporting and compliance costs, we expect expenses to stabilize in the future as a result of strategic initiatives to drive operational efficiencies.

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
Impairment of Long-Lived Assets
Long-lived assets, such as property, equipment, operating leases right-of-use assets, and capitalized internal use software subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, such as (i) a significant adverse change in the extent or manner in which it is being used or in its physical condition, (ii) a significant adverse change in legal factors or in business climate that could affect its value, or (iii) a current-period operation or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with its use. An asset is considered impaired if the carrying amount exceeds the undiscounted future net cash flows the asset is expected to generate. An impairment charge is recognized for the amount by which the carrying amount of the assets exceeds its fair value. The adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated or amortized over the remaining useful life of that asset. Assets held for sale are reported at the lower of the carrying amount or fair value, less selling costs.
Interest Expense, Net
Interest expense consists of interest, the amortization of loan discount and deferred financing fees on the outstanding debt, and includes proceeds received or settlements paid on our designated interest rate swaps.
On February 28, 2023, we entered into amortizing $300.0 million notional value interest rate swaps. The notional value steps down from $300.0 million to $150.0 million on February 27, 2026. The swap provides for us to pay, as applied to the notional value, a fixed rate of interest of 4.26% monthly and receive, on a monthly basis, an amount equal to the greater of the one-month term Secured Overnight Financing Rate (“SOFR”) and a floor of (0.10%), as applied to the notional value (the “Floating Leg”). The interest rate swap matures on November 29, 2027.
Gain or Loss on Interest Rate Swaps
Gain on interest rate swaps consists of realized and unrealized gains or losses on our historical non-designated derivative interest rate swaps, which we entered into to reduce our exposure to variability in expected future cash flows on our previous credit agreement, which bore interest at a variable rate. Unrealized gains and losses result from changes in the fair value of the swap and realized gains and losses reflect the amounts payable or receivable between the fixed rate on the swap and the variable rate under the previous credit agreement. Our non-designated derivative interest rate swap expired in June 2022 and did not qualify for hedge accounting treatment.

Income Tax Provision or Benefit
Income tax provision consists of domestic and foreign corporate income taxes related to earnings from our sale of services, with statutory tax rates that differ by jurisdiction. We expect the income earned by our international entities to grow over time as a percentage of total income, which may impact our effective income tax rate. However, our effective tax rate will be affected by many other factors including changes in tax laws, regulations or rates, new interpretations of existing laws or regulations, shifts in the allocation of income earned throughout the world and changes in overall levels of income before tax. The computation of the provision for or benefit from income taxes for interim periods is determined by applying the estimated annual effective tax rate to year-to-date income or loss before tax and adjusting for discrete tax items recorded in the period, if any.
Results of Operations
Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2023
The following table sets forth certain historical consolidated and comparative financial information for the periods presented:

	Three Months Ended June 30,		Increase/ (Decrease)

(dollars in thousands, except per share amounts)	2022	2023	$	%
Revenues	$205,591	$190,384	$(15,207)	(7.4)%
Cost of revenues (exclusive of depreciation and amortization below)	107,576	102,056	(5,520)	(5.1)%
Corporate technology and production systems	12,539	11,428	(1,111)	(8.9)%
Selling, general and administrative	41,886	44,910	3,024	7.2%
Depreciation and amortization	19,872	16,120	(3,752)	(18.9)%
Impairments and disposals of long-lived assets	612	7,039	6,427	N/M
Total operating expenses	182,485	181,553	(932)	(0.5)%
Operating income	23,106	8,831	(14,275)	(61.8)%
Interest expense, net	6,619	8,990	2,371	35.8%
Loss on interest rate swaps	32	—	(32)	N/M
Other income	(508)	(397)	(111)	(21.9)%
Total other expense, net	6,143	8,593	2,450	39.9%
Income before income taxes	16,963	238	(16,725)	(98.6)%
Income tax provision (benefit)	5,392	(85)	(5,477)	(101.6)%
Net income	$11,571	$323	$(11,248)	(97.2)%

Net income margin	5.6%	0.2%		(540) bps
Net income per share - basic	$0.12	$0.00	$(0.12)	N/M
_________________________
N/M—Not meaningful.

Revenues
Revenues decreased by 7.4%, or $15.2 million, from $205.6 million for the three months ended June 30, 2022 to $190.4 million for the three months ended June 30, 2023. Revenue of $205.6 million for the three months ended June 30, 2022 was a Company record for quarterly revenue. The 7.4% decrease in revenue was driven by a 10.1% decrease in organic constant currency revenue and a 0.5% unfavorable impact from fluctuations in foreign currency partially offset by 3.2% inorganic growth from the acquisitions of Socrates Limited and its affiliates (“Socrates”) and A-Check Global (“A-Check”). The organic revenue decrease reflected a decline in existing client business of approximately 16% including base, cross-sell and up-sell, and net of attrition offset by new client growth of approximately 5%. Year-over-year decline in base business was driven by lower hiring volumes by our clients due to macroeconomic uncertainty. Our investments in technology and products, coupled with our best-in-class turnaround times and customer-first focus, enabled our gross retention rate to remain strong at approximately 95% for the last twelve months ended June 30, 2023. Pricing was relatively stable across the periods and not meaningful to the change in revenues.
Total revenue in our U.S. business decreased 6.8% year-over-year. Our Healthcare Vertical experienced year-over-year growth, however, this growth was primarily offset by declines in our Tech and Media, Financial and Business Services and Staffing Verticals. Our international business experienced total revenue decline of 10.5% driven by a decline in base business combined with the unfavorable foreign exchange fluctuation, while EMEA experienced year-over-year growth.
Cost of Revenues
Cost of revenues decreased by 5.1%, or $5.5 million, from $107.6 million for the three months ended June 30, 2022 to $102.1 million for the three months ended June 30, 2023. This was primarily driven by a $7.9 million decrease due to decreased volume partially offset by $2.4 million of higher facilities costs due to accelerated rent for the closure of certain offshore fulfillment centers, and higher fulfillment and hosting costs as a percentage of revenue because a proportion of costs are fixed.
Cost of revenues as a percentage of revenues increased by 130 basis points from 52.3% for the three months ended June 30, 2022 to 53.6% for the three months ended June 30, 2023 driven by the accelerated rent recorded on decommissioned offshore fulfillment centers and higher vendor and hosting costs as a percentage of revenue.
Corporate Technology and Production Systems
Corporate technology and production systems decreased by 8.9%, or $1.1 million, from $12.5 million for the three months ended June 30, 2022 to $11.4 million for the three months ended June 30, 2023. These expenses include costs related to maintaining our corporate information technology infrastructure and non-capitalizable costs to develop and maintain our production systems. Costs related to maintaining our corporate information technology infrastructure decreased by $1.4 million from $6.3 million for the three months ended June 30, 2022 to $4.9 million for the three months ended June 30, 2023 primarily due to lower payroll and related expenses, lower software licenses, software maintenance support, telecommunications and other expenses as a result of restructuring efforts. Costs to develop platform and product initiatives increased slightly from $4.1 million for the three months ended June 30, 2022 to $4.3 million for the three months ended June 30, 2023. Costs related to maintaining our production systems increased slightly from $2.1 million for the three months ended June 30, 2022 to $2.2 million for the three months ended June 30, 2023.
These expenses also include non-capitalizable costs related to Project Ignite. We incurred $1.4 million related to phase two and $2.3 million related to phase three during the three months ended June 30, 2022. The third and final phase of Project Ignite was completed in the first quarter of 2023. For more information about Project Ignite, please see “—Components of our Results of Operations—Operating Expenses—Corporate Technology and Production Systems.”
For the three months ended June 30, 2023, corporate technology and production systems expenses also include $0.4 million of restructuring-related charges to support our strategy refresh and the execution against Project Nucleus.
Selling, General and Administrative
Selling, general and administrative expenses increased by 7.2%, or $3.0 million, from $41.9 million for the three months ended June 30, 2022 to $44.9 million for the three months ended June 30, 2023. The year-over-year increase was primarily driven by a $3.4 million increase in restructuring related charges of which $2.1 million includes charges to support our strategy refresh and the execution against Project Nucleus, and $1.3 million relates to accelerated rent and facilities costs in connection with office closures. Additional year-over-year increases include a $3.2 million increase in stock-based compensation and $0.9 million in professional fees and transaction related expenses to support the Secondary Public Offering executed in June 2023. These year-over-year increases were partially offset by a $3.5 million decrease in payroll, bonus, commissions and other employee related costs due to reduction in headcount from restructuring efforts and a $1.0 million decrease in insurance, marketing and other professional fees.

Depreciation and Amortization
Depreciation and amortization expense decreased by 18.9%, or $3.8 million, from $19.9 million for the three months ended June 30, 2022 to $16.1 million for the three months ended June 30, 2023, primarily due to a $4.2 million decrease in intangible asset amortization resulting from assets being fully amortized and new intangible assets being added at lower rates compared to those which became fully amortized in the period. This year-over-year decrease was partially offset by a $0.9 million increase in amortization of intangible assets acquired from the Socrates and A-Check acquisitions.
Impairments and Disposals of Long-Lived Assets
Impairments and disposals of long-lived assets increased by $6.4 million from $0.6 million for the three months ended June 30, 2022 to $7.0 million for the three months ended June 30, 2023. The impairments and disposals of long-lived assets during the three months ended June 30, 2023 primarily resulted from a $5.3 million impairment charge on ROU assets and $1.7 million of asset disposals in connection with our real estate consolidation efforts.
Interest Expense, Net
Interest expense increased by 35.8%, or $2.4 million, from $6.6 million for the three months ended June 30, 2022 to $9.0 million for the three months ended June 30, 2023 primarily due to the increase in interest rates. The realized gain or loss on interest rate swaps designated as hedging instruments that we entered into in February 2023 is included in interest expense. This realized gain was $0.6 million and was recorded as a reduction to interest expense. Amortization of the loan discount and deferred financing fees resulted in expense of $0.5 million for the three months ended June 30, 2022 and 2023.
Loss on Interest Rate Swaps
Loss on interest rate swaps totaled less than $0.1 million for the three months ended June 30, 2022 due to a realized loss of $1.7 million offset by a mark-to-market gain of $1.6 million. The historical non-designated derivative interest rate swaps expired in June 2022.
Income Tax Provision (Benefit)
Income tax provision decreased $5.5 million from a provision of $5.4 million for the three months ended June 30, 2022 to a benefit of $0.1 million for the three months ended June 30, 2023, resulting in an effective tax rate of 31.8% and (35.7)%, respectively. The decrease in the income tax provision is primarily due to the decrease in income before taxes. Income before taxes decreased $16.7 million from $17.0 million for the three months ended June 30, 2022 to $0.2 million for the three months ended June 30, 2023. For the three months ended June 30, 2022 and 2023, the effective rate differs from the statutory rate mainly due to a jurisdictional mix of earnings and permanent items.
Net Income and Net Income Margin
Net income decreased $11.2 million from $11.6 million for the three months ended June 30, 2022 to $0.3 million for the three months ended June 30, 2023. Net income margin decreased from 5.6% for the three months ended June 30, 2022 to 0.2% for the three months ended June 30, 2023.
The decrease in both net income and net income margin resulted primarily from lower revenues due to the macroeconomic environment, impairments of long-lived assets incurred in the quarter due to office closures, restructuring and offering expenses, and increased interest expense due to the rising interest rate environment.
Net Income per Share
Net income per share decreased $0.12 per share from $0.12 per share for the three months ended June 30, 2022 to $0.00 per share for the three months ended June 30, 2023 due to the decrease in net income.

Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2023
The following table sets forth certain historical consolidated financial performance for the six months ended June 30, 2022 compared to the six months ended June 30, 2023.

	Six Months Ended June 30,		Increase/ (Decrease)
(dollars in thousands, except per share amounts)	2022	2023	$	%
Revenues	$397,563	$369,658	$(27,905)	(7.0)%
Cost of revenues (exclusive of depreciation and amortization below)	208,532	196,810	(11,722)	(5.6)%
Corporate technology and production systems	25,091	23,380	(1,711)	(6.8)%
Selling, general and administrative	84,219	92,361	8,142	9.7%
Depreciation and amortization	40,028	31,242	(8,786)	(21.9)%
Impairments and disposals of long-lived assets	612	7,145	6,533	N/M
Total operating expenses	358,482	350,938	(7,544)	(2.1)%
Operating income	39,081	18,720	(20,361)	(52.1)%
Interest expense, net	12,955	17,598	4,643	35.8%
Gain on interest rate swaps	(296)	—	296	N/M
Other income	(862)	(809)	(53)	(6.1)%
Total other expense, net	11,797	16,789	4,992	42.3%
Income before income taxes	27,284	1,931	(25,353)	(92.9)%
Income tax provision	9,477	1,017	(8,460)	(89.3)%
Net income	$17,807	$914	(16,893)	(94.9)%
Net income margin	4.5%	0.2%		(430) bps
Net income per share - basic	$0.19	$0.01	$(0.18)	(94.7)%
_________________________
N/M—Not meaningful.
Revenues
Revenues decreased by 7.0%, or $27.9 million, from $397.6 million for the six months ended June 30, 2022 to $369.7 million for the six months ended June 30, 2023. The 7.0% decrease in revenue was driven by an 8.7% decrease in organic constant currency revenue and a 0.7% unfavorable impact from fluctuations in foreign currency partially offset by 2.4% inorganic growth from the acquisitions of Socrates and A-Check. The organic revenue decrease reflected a decline in existing client business of approximately 14% including base, cross-sell and up-sell, and net of attrition offset by new client growth of approximately 5%. Year-over-year decline in base business was driven by lower hiring volumes by our clients due to macroeconomic uncertainty. Our investments in technology and products, coupled with our best-in-class turnaround times and customer-first focus, enabled our gross retention rate to remain strong at approximately 95% for the last twelve months ended June 30, 2023. Pricing was relatively stable across the periods and not meaningful to the change in revenues.
Total revenue in our U.S. business decreased 6.4% year-over-year. We experienced growth in our Healthcare, Volunteers, and Government and Education Verticals, however, this growth was primarily offset by declines in our Tech and Media, Financial and Business Services, and Staffing Verticals. Our international business experienced total revenue decline of 10.0% driven by a decline in base business combined with the unfavorable foreign exchange fluctuation.
Cost of Revenues
Cost of revenues decreased by 5.6%, or $11.7 million, from $208.5 million for the six months ended June 30, 2022 to $196.8 million for the six months ended June 30, 2023. This was primarily driven by a $14.6 million decrease due to decreased volume partially offset by $2.9 million of higher costs of which $0.6 million was accelerated costs related to the completion of the Employment Background Investigations, Inc. (“EBI”) platform migration, and the remaining $2.3 million includes facilities costs due to accelerated rent for the closure of certain offshore fulfillment centers and higher fulfillment and hosting costs as a percentage of revenue, because a proportion of costs are fixed.
Cost of revenues as a percentage of revenues increased by 70 basis points from 52.5% for the six months ended June 30, 2022 to 53.2% for the six months ended June 30, 2023 driven by the accelerated costs related to the completion of the EBI platform migration and rent recorded on decommissioned offshore fulfillment centers and higher fulfillment and hosting costs as a percentage of revenue.
Corporate Technology and Production Systems
Corporate technology and production systems decreased by 6.8%, or $1.7 million, from $25.1 million for the six months ended June 30, 2022 to $23.4 million for the six months ended June 30, 2023. These expenses include costs related to maintaining our corporate information technology infrastructure and non-capitalizable costs to develop and maintain our production systems.
Costs related to maintaining our corporate information technology infrastructure decreased by $2.2 million from $12.4 million for the six months ended June 30, 2022 to $10.2 million for the six months ended June 30, 2023 primarily due to lower payroll and related expenses, lower software licenses, software maintenance support, telecommunications and other expenses as a result of restructuring efforts. Costs to develop platform and product initiatives increased slightly from $8.4 million for the six months ended June 30, 2022 to $8.7 million for the six months ended June 30, 2023. Costs related to maintaining our production systems increased slightly from $4.3 million for the six months ended June 30, 2022 to $4.5 million for the six months ended June 30, 2023.
These expenses also include non-capitalizable costs related to Project Ignite. We incurred $2.4 million related to phase two and $4.6 million related to phase three during the six months ended June 30, 2022, and $3.1 million related to phase three during the six months ended June 30, 2023. The third and final phase of Project Ignite was completed in the first quarter of 2023. For more information about Project Ignite, please see “—Components of our Results of Operations—Operating Expenses—Corporate Technology and Production Systems.”
For the six months ended June 30, 2023, corporate technology and production systems expenses also include $0.6 million of restructuring-related charges to support our strategy refresh.
Selling, General and Administrative
Selling, general and administrative expenses increased by 9.7%, or $8.1 million, from $84.2 million for the six months ended June 30, 2022 to $92.4 million for the six months ended June 30, 2023. The year-over-year increase was primarily driven by an increase in stock-based compensation of $6.1 million, a $5.9 million increase in restructuring related charges of which $4.8 million includes charges to support our strategy refresh and the execution against Project Nucleus, and $1.3 million relates to accelerated rent and facilities costs in connection with office closures. Additional year-over-year increases include $3.4 million in professional fees and transaction related expenses to support the Socrates and A-Check acquisitions as well as the Secondary Public Offering executed in June 2023. These year-over-year increases were partially offset by a $6.1 million decrease in payroll, bonus, commissions and other employee related costs from reduction in headcount due to restructuring efforts and a $2.0 million decrease in insurance, marketing and other professional fees.
Depreciation and Amortization
Depreciation and amortization expense decreased by 21.9%, or $8.8 million, from $40.0 million for the six months ended June 30, 2022 to $31.2 million for the six months ended June 30, 2023, primarily due to a $9.9 million decrease in intangible asset amortization resulting from assets being fully amortized and new intangible assets being added at lower rates compared to those which became fully amortized in the period. This year-over-year decrease was partially offset by a $1.8 million increase in amortization of intangible assets acquired from the Socrates and A-Check acquisitions.
Impairments and Disposals of Long-Lived Assets
Impairments and disposals of long-lived assets increased by $6.5 million from $0.6 million for the six months ended June 30, 2022 to $7.1 million for the six months ended June 30, 2023. The impairments and disposals of long-lived assets during the six months ended June 30, 2023 primarily resulted from a $5.3 million impairment charge on ROU assets and $1.8 million of asset disposals in connection with our real estate consolidation efforts.
Interest Expense, Net
Interest expense increased by 35.8%, or $4.6 million, from $13.0 million for the six months ended June 30, 2022 to $17.6 million for the six months ended June 30, 2023 primarily due to the increase in interest rates. The realized gain or loss on interest rate swaps designated as hedging instruments that we entered into in February 2023 is included in interest expense. This realized gain was $0.6 million and was recorded as a reduction to interest expense. Amortization of the loan discount and deferred financing fees resulted in expense of $1.0 million and $0.9 million for the six months ended June 30, 2022 and 2023, respectively.
Gain on Interest Rate Swaps
Gain on interest rate swaps totaled $0.3 million for the six months ended June 30, 2022 due to a mark-to-market gain of $4.1 million partially offset by a realized loss of $3.8 million. The historical non-designated derivative interest rate swaps expired in June 2022.
Income Tax Provision
Income tax provision decreased by $8.5 million from $9.5 million for the six months ended June 30, 2022 to $1.0 million for the six months ended June 30, 2023, resulting in an effective tax rate of 34.7% and 52.7%, respectively. The decrease in income tax provision is primarily due to the decrease in income before taxes. Income before taxes decreased $25.4 million from $27.3 million for the six months ended June 30, 2022 to $1.9 million for the six months ended June 30, 2023. For the six months ended June 30, 2022 and 2023, the effective rate differs from the statutory rate mainly due to a jurisdictional mix of earnings and permanent items.
Net Income and Net Income Margin
Net income decreased by $16.9 million from $17.8 million for the six months ended June 30, 2022 to $0.9 million for the six months ended June 30, 2023. Net income margin decreased from 4.5% for the six months ended June 30, 2022 to 0.2% for the six months ended June 30, 2023.
The decrease in both net income and net income margin resulted primarily from lower revenues due to the macroeconomic environment, impairments of long-lived assets incurred in the quarter due to office closures, restructuring and offering expenses, and increased interest expense due to the rising interest rate environment.
Net Income per Share
Net income per share decreased $0.18 per share from $0.19 per share for the six months ended June 30, 2022 to $0.01 per share for the six months ended June 30, 2023 due to the decrease in net income.
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
Adjusted EBITDA is defined as net income (loss) adjusted for provision (benefit) for income taxes, interest expense, depreciation and amortization, stock-based compensation, transaction expenses related to the IPO, one-time public company transition expenses and costs associated with financing transactions, M&A activity, optimization and restructuring, technology transformation costs, foreign currency (gains) and losses and other costs affecting comparability. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue for the applicable period. We present Adjusted EBITDA and Adjusted EBITDA Margin because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management and our board of directors use Adjusted EBITDA and Adjusted EBITDA Margin to evaluate the factors and trends affecting our business to assess our financial performance and in preparing and approving our annual budget and believe they are helpful in highlighting trends in our core operating performance. Further, our executive incentive compensation is based in part on components of Adjusted EBITDA. Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tools and should not be considered in isolation or as substitutes for our results as reported under US GAAP. Adjusted EBITDA excludes items that can have a significant effect on our profit or loss and should, therefore, be considered only in conjunction with net income (loss) for the period. Because not all companies use identical calculations, these measures may not be comparable to other similarly titled measures of other companies.
Adjusted Net Income is a non-GAAP profitability measure. Adjusted Net Income is defined as net income (loss) adjusted for amortization of acquired intangible assets, stock-based compensation, transaction expenses related to the IPO, one-time public company transition expenses and costs associated with financing transactions, M&A activity, optimization and restructuring, technology transformation costs, and certain other costs affecting comparability, adjusted for the applicable tax rate. Adjusted Earnings Per Share is defined as Adjusted Net Income divided by diluted weighted average shares for the applicable period. We present Adjusted Net Income and Adjusted Earnings Per Share because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding certain material non-cash items and unusual items that we do not expect to continue at the same level in the future. Our management believes that the inclusion of supplementary adjustments to net income (loss) applied in presenting Adjusted Net Income provide additional information to investors about certain material non-cash items and about items that we do not expect to continue at the same level in the future. Adjusted Net Income and Adjusted Earnings Per Share have limitations as analytical tools, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under US GAAP.
Free Cash Flow is defined as Net Cash provided by (used in) Operating Activities minus purchases of property and equipment and purchases of intangible assets and capitalized software. We present Free Cash Flow because we believe it provides cash available for strategic measures, after making necessary capital investments in property and equipment to support ongoing business operations, and provides investors with the same measures that management uses as the basis for making resource allocation decisions. Free Cash Flow has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under US GAAP. Historically, we presented Adjusted Free Cash Flow, defined as Net Cash provided by (used in) Operating Activities minus purchases of property and equipment and purchases of intangible assets and capitalized software and reflecting adjustments for one-time, cash, non-operating expenses related to the IPO. As there are no adjustments related to the IPO for the three and six months ended June 30, 2022 and 2023, nor in the subsequent periods from such dates, management believes that Free Cash Flow is a more relevant measure.
Organic Constant Currency Revenue Growth (Decline)
The following table reconciles revenue growth (decline), the most directly comparable US GAAP measure, to organic constant currency revenue growth (decline) for the periods presented. For the three and six months ended June 30, 2022, we have provided the impact of revenue from the acquisition of EBI. For the three and six months ended June 30, 2023, we have provided the impact of revenue from the acquisitions of Socrates and A-Check.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Reported revenue growth (decline)	29.0%	(7.4)%	33.1%	(7.0)%
Inorganic revenue growth(1)	7.7%	3.2%	7.8%	2.4%
Impact from foreign currency exchange (2)	(1.5)%	(0.5)%	(1.1)%	(0.7)%
Organic constant currency revenue growth (decline)	22.8%	(10.1)%	26.4%	(8.7)%
__________

(1)Impact to revenue growth (decline) in the current period from M&A activity that has occurred over the past twelve months.
(2)Impact to revenue growth (decline) in the current period from fluctuations in foreign currency exchange rates.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA decreased by 11.5%, or $6.5 million, from $56.5 million for the three months ended June 30, 2022 to $50.0 million for the three months ended June 30, 2023. Adjusted EBITDA Margin decreased by 120 basis points year-over-year from 27.5% for the three months ended June 30, 2022 to 26.3% for the three months ended June 30, 2023. The decrease in Adjusted EBITDA and Adjusted EBITDA Margin was predominantly driven by a decline in revenues due to macroeconomic uncertainty resulting in moderation in our base revenue, partially offset by lower costs driven by volume and our cost optimization efforts.

Adjusted EBITDA decreased by 8.2%, or $8.6 million, from $104.1 million for the six months ended June 30, 2022 to $95.6 million for the six months ended June 30, 2023. Adjusted EBITDA Margin decreased by 40 basis points year-over-year from 26.2% for the six months ended June 30, 2022 to 25.8% for the six months ended June 30, 2023. The decrease in Adjusted EBITDA and Adjusted EBITDA Margin was predominantly driven by a decline in revenues due to macroeconomic uncertainty resulting in moderation in our base revenue, partially offset by lower costs driven by volume and our cost optimization efforts.
The following table reconciles net income, the most directly comparable US GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2023	2022	2023
Net income	$11,571	$323	$17,807	$914
Income tax provision (benefit)	5,392	(85)	9,477	1,017
Interest expense, net	6,619	8,990	12,955	17,598
Depreciation and amortization	19,872	16,120	40,028	31,242
Stock-based compensation	6,023	9,358	11,131	17,401
Transaction expenses(1)	1,894	3,133	3,782	8,259
Restructuring(2)	836	11,490	1,182	14,763
Technology transformation(3)	4,537	179	8,299	3,412
Loss (gain) on interest rate swaps(4)	32	—	(296)	—
Other(5)	(304)	489	(257)	946
Adjusted EBITDA	$56,472	$49,997	$104,108	$95,552
Adjusted EBITDA Margin	27.5%	26.3%	26.2%	25.8%
_________________________
(1)Consists of transaction expenses related to M&A, associated earn-outs, costs related to the preparation of the IPO, one-time public company transition expenses and fees associated with financing transactions. For the three months ended June 30, 2022, costs consisted primarily of $1.1 million of one-time public company transition expenses and $0.8 million in costs related to M&A. For the three months ended June 30, 2023, costs consisted primarily of $1.9 million of M&A related costs for the acquisitions of Socrates and A-Check and $1.2 million of costs to support the Secondary Public Offering in June 2023. For the six months ended June 30, 2022, costs consisted primarily of $2.6 million of one-time public company transition expenses and $1.1 million in costs related to M&A. For the six months ended June 30, 2023, costs consisted primarily of $4.6 million of M&A related costs for the acquisitions of Socrates and A-Check, $1.2 million of M&A costs for the EBI acquisition primarily due to the acceleration of contract costs related to the completion of the EBI platform migration, and $2.5 million of registration statement costs, costs to support the Secondary Public Offering in June 2023, one-time public company transition expenses and expenses related to executing our interest rate swap.

(2)Consists of restructuring-related costs, including executive recruiting and severance charges, and lease termination costs and disposal of fixed assets related to our real estate consolidation efforts. Beginning in 2020, we began executing a virtual-first strategy, closing offices and reducing office space globally. In 2022, we began executing on a restructuring program to realign senior leadership and functions with the goal of elevating our go-to-market strategy and accelerating our technology and product innovation. At the end of 2022, we also launched Project Nucleus which we expect to drive meaningful cost savings and efficiency gains in our cost of revenues. For the three months ended June 30, 2022, costs consisted of $0.8 million in expenses related to our real estate consolidation program primarily related to the exit of EBI’s office. For the three months ended June 30, 2023, costs consisted of $8.9 million in connection with executing against our real estate consolidation program which included a $5.3 million impairment charge on ROU assets, $1.9 million of accelerated rent and facilities costs, and $1.7 million of fixed asset disposals. The remaining $2.6 million consists of restructuring-related charges to support our strategy refresh and the execution of Project Nucleus. For the six months ended June 30, 2022, costs consisted of $1.2 million in expenses related to our real estate consolidation program, primarily due to the exit of EBI’s office. For the six months ended June 30, 2023, costs consisted of $9.2 million of real estate consolidation costs and $5.5 million of restructuring-related charges.
(3)Includes costs related to technology modernization, as well as costs related to decommissioning of on-premise production systems and redundant fulfillment systems of acquired companies and the migration to our platform. We believe that these costs are discrete and non-recurring in nature, as they relate to a one-time restructuring and decommissioning of our on-premise production systems and corporate technological infrastructure and the move to a managed service provider, decommissioning redundant fulfillment systems and modernizing internal functional systems. As such, they are not normal, recurring operating expenses and are not reflective of ongoing trends in the cost of doing business. The significant majority of these are related to the last two phases of Project Ignite, a three-phase strategic investment initiative launched in 2019 to create an enterprise-class global platform, with the remainder related to an investment made to modernize internal functional systems in preparation for our public company infrastructure. Phase two of Project Ignite was completed in 2022 and phase three of Project Ignite was completed in the first quarter of 2023. For the three months ended June 30, 2022, investment related to Project Ignite was $3.7 million and the remaining $0.8 million related to costs for decommissioning of the on-premise production system and decommissioning of the redundant fulfillment system of EBI and migrating onto our platform. For the three months ended June 30, 2023, $0.2 million related to decommissioning of the redundant production and fulfillment systems of A-Check and the redundant fulfillment systems of Socrates. For the six months ended June 30, 2022, investment related to Project Ignite was $6.9 million and the remaining $1.3 million related to costs for decommissioning of the on-premise production system and decommissioning of the redundant fulfillment system of EBI and migrating onto our platform. For the six months ended June 30, 2023, investment related to the conclusion of Project Ignite was $3.1 million and the remaining $0.3 million related to costs for decommissioning of the on-premise production system and decommissioning of the redundant fulfillment system of EBI and migrating onto our platform and decommissioning costs of the A-Check and Socrates systems.

(4)Consists of gains or losses on historical non-designated derivative interest rate swaps. See Part I. Item 3. “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” for additional information on interest rate swaps.

(5)Consists of gains or losses on foreign currency transactions and impairment of capitalized software.

The following table presents the calculation of Net income margin and Adjusted EBITDA Margin for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2023	2022	2023
Net income	$11,571	$323	$17,807	$914
Adjusted EBITDA	$56,472	$49,997	$104,108	$95,552
Revenues	$205,591	$190,384	$397,563	$369,658

Net income margin	5.6%	0.2%	4.5%	0.2%
Adjusted EBITDA Margin	27.5%	26.3%	26.2%	25.8%
Adjusted Net Income and Adjusted Earnings Per Share
Adjusted Net Income decreased by 19.4%, or $6.3 million, from $32.5 million for the three months ended June 30, 2022 to $26.2 million for the three months ended June 30, 2023. Adjusted Earnings Per Share—basic decreased by 20.0%, or $0.07 per share, from $0.35 per share for the three months ended June 30, 2022 to $0.28 per share for the three months ended June 30, 2023. Adjusted Earnings Per Share—diluted decreased from $0.33 per share for the three months ended June 30, 2022 to $0.28 per share for the three months ended June 30, 2023. The decrease in Adjusted Net Income, Adjusted Earnings Per Share—basic, and Adjusted Earnings Per Share—diluted was primarily driven by the decline in revenues due to macroeconomic uncertainty resulting in moderation in our base revenue, partially offset by lower costs driven by volume and our cost optimization efforts.
Adjusted Net Income decreased by 13.0%, or $7.4 million, from $56.9 million for the six months ended June 30, 2022 to $49.5 million for the six months ended June 30, 2023. Adjusted Earnings Per Share—basic decreased by 13.1%, or $0.08 per share, from $0.61 per share for the six months ended June 30, 2022 to $0.53 per share for the six months ended June 30, 2023. Adjusted Earnings Per Share—diluted decreased from $0.57 per share for the six months ended June 30, 2022 to $0.52 per share for the six months ended June 30, 2023. The decrease in Adjusted Net Income, Adjusted Earnings Per Share—basic, and Adjusted Earnings Per Share—diluted was primarily driven by the decline in revenues due to macroeconomic uncertainty resulting in moderation in our base revenue partially offset by lower costs driven by volume and our cost optimization efforts.

The following table reconciles net income, the most directly comparable US GAAP measure, to Adjusted Net Income and Adjusted Earnings Per Share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2023	2022	2023
Net income	$11,571	$323	$17,807	$914
Income tax provision (benefit)	5,392	(85)	9,477	1,017
Income before income taxes	16,963	238	27,284	1,931
Amortization of acquired intangible assets	13,363	10,625	27,127	20,686
Stock-based compensation	6,023	9,358	11,131	17,401
Transaction expenses(1)	1,894	3,133	3,782	8,259
Restructuring(2)	836	11,490	1,182	14,763
Technology transformation(3)	4,537	179	8,299	3,412
Loss (gain) on interest rate swaps(4)	32	—	(296)	—
Other(5)	(304)	489	(257)	946
Adjusted Net Income before income tax effect	43,344	35,512	78,252	67,398
Income tax effect(6)	10,845	9,308	21,352	17,908
Adjusted Net Income	$32,499	$26,204	$56,900	$49,490
Net Income per share—basic	$0.12	$0.00	$0.19	$0.01
Net Income per share—diluted	$0.12	$0.00	$0.18	$0.01
Adjusted Earnings Per Share—basic	$0.35	$0.28	$0.61	$0.53
Adjusted Earnings Per Share—diluted	$0.33	$0.28	$0.57	$0.52
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

(4)Consists of gains or losses on historical non-designated derivative interest rate swaps. See Part I. Item 3. “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” for additional information on interest rate swaps.

(5)Consists of gains or losses on foreign currency transactions and impairment of capitalized software.

(6)Normalized effective tax rates of 25.0% and 26.2% have been used to compute Adjusted Net Income for the three months ended June 30, 2022 and 2023, respectively. Normalized effective tax rates of 27.3%

and 26.6% have been used to compute Adjusted Net Income for the six months ended June 30, 2022 and 2023, respectively. As of December 31, 2022, we had net operating loss carryforwards of approximately $16.3 million for federal income tax purposes and deferred tax assets of approximately $6.3 million related to state and foreign income tax loss carryforwards available to reduce future income subject to income taxes. The amount of actual cash taxes we pay for federal, state, and foreign income taxes differs significantly from the effective income tax rate computed in accordance with US GAAP, and from the normalized rate shown above.
The following table reconciles net income per share, the most directly comparable US GAAP measure, to Adjusted Earnings Per Share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2022	2023	2022	2023
Net income	$11,571	$323	$17,807	$914
Less: Undistributed amounts allocated to participating securities	—	—	—	—
Undistributed income allocated to stockholders	$11,571	$323	$17,807	$914

Weighted average number of shares outstanding – basic	94,024,970	92,723,901	93,996,553	92,800,279
Weighted average number of shares outstanding – diluted	99,344,563	94,498,666	99,265,668	94,924,080
Net income per share – basic	$0.12	$0.00	$0.19	$0.01
Net income per share – diluted	$0.12	$0.00	$0.18	$0.01

Adjusted Net Income	$32,499	$26,204	$56,900	$49,490
Less: Undistributed amounts allocated to participating securities	—	—	—	—
Undistributed income allocated to stockholders	$32,499	$26,204	$56,900	$49,490

Weighted average number of shares outstanding – basic	94,024,970	92,723,901	93,996,553	92,800,279
Weighted average number of shares outstanding – diluted	99,344,563	94,498,666	99,265,668	94,924,080
Adjusted earnings per share – basic	$0.35	$0.28	$0.61	$0.53
Adjusted earnings per share – diluted	$0.33	$0.28	$0.57	$0.52

The following table presents the calculation of Adjusted Diluted Earnings Per Share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Net income per share – diluted	$0.12	$0.00	$0.18	$0.01
Adjusted Net Income adjustments per share
Income tax expense	0.05	0.00	0.09	0.01
Amortization of acquired intangible assets	0.13	0.11	0.27	0.22
Stock-based compensation	0.06	0.10	0.11	0.18
Transaction expenses(1)	0.02	0.04	0.04	0.09
Restructuring(2)	0.01	0.12	0.01	0.16
Technology transformation(3)	0.05	0.00	0.09	0.03
Loss (gain) on interest rate swaps(4)	0.00	—	0.00	—
Other(5)	0.00	0.01	0.00	0.01
Income tax effect(6)	(0.11)	(0.10)	(0.22)	(0.19)
Adjusted Earnings Per Share – diluted	$0.33	$0.28	$0.57	$0.52
Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding – diluted (US GAAP)	99,344,563	94,498,666	99,265,668	94,924,080
Options not included in weighted average number of shares outstanding – diluted (US GAAP) (using treasury stock method)	—	—	—	—
Weighted average number of shares outstanding – diluted (non-GAAP) (using treasury stock method)	99,344,563	94,498,666	99,265,668	94,924,080

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

(4)Consists of gains or losses on historical non-designated derivative interest rate swaps. See Part I. Item 3. “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” for additional information on interest rate swaps.

(5)Consists of gains or losses on foreign currency transactions and impairment of capitalized software.

(6)Normalized effective tax rates of 25.0% and 26.2% have been used to compute Adjusted Net Income for the three months ended June 30, 2022 and 2023, respectively. Normalized effective tax rates of 27.3% and 26.6% have been used to compute Adjusted Net Income for the six months ended June 30, 2022 and 2023, respectively. As of December 31, 2022, we had net operating loss carryforwards of approximately $16.3 million for federal income tax purposes and deferred tax assets of approximately $6.3 million related to state and foreign income tax loss carryforwards available to reduce future income subject to income taxes. The amount of actual cash taxes we pay for federal, state, and foreign income taxes differs significantly from the effective income tax rate computed in accordance with US GAAP, and from the normalized rate shown above.
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
Our capital expenditures can vary depending on the timing of the development of new products and services and technological enhancement-related investments. Capital expenditures, excluding acquisitions, for the six months ended June 30, 2022 and 2023 were approximately $10.9 million and $9.2 million, respectively, primarily related to capitalizable software development.
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
As of December 31, 2022, we had cash and cash equivalents of approximately $103.1 million. As of June 30, 2023, we had cash and cash equivalents of approximately $48.8 million. We used $48.6 million (net of cash acquired) primarily to purchase Socrates and A-Check and $25.3 million to repurchase shares of our common stock in the first six months of 2023. All cash and cash equivalents are held with independent financial institutions with a minimum credit rating of A as defined by the three main credit rating agencies. As of June 30, 2023, all cash and cash equivalents were held in accounts with banks such that the funds are immediately available or in fixed term deposits with a maximum maturity of three months. The recent bank failures of Silicon Valley Bank, Signature Bank and First Republic Bank created significant market disruption and uncertainty within the U.S. banking sector, in particular with respect to regional banks. We hold minimal cash balances with regional banks in the U.S. We have a robust and disciplined cash management process to protect our cash, maintain financial stability and diversify as we deem appropriate.
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
Amounts outstanding under the 2022 Credit Agreement bear interest under either of the following two rates, elected in advance by the Borrower: (1) a base rate (equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 1⁄2 of 1% and (c) the one-month adjusted term SOFR rate plus 1%); or (2) an adjusted term SOFR rate (equal to the sum of (a) term SOFR plus (b) 0.10%), in each case, plus a tiered floating interest rate margin based on the net leverage ratio of the Borrower and its subsidiaries. Interest on adjusted term SOFR borrowings is payable on the last business day of the one, three or six-month interest period selected by the Borrower (except in the case of a six-month election, in which case it is payable on the last business day of the third and sixth month). Interest on base rate borrowings is payable on the last business day of each quarter. The applicable interest rate at June 30, 2023 was 7.45%.
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
As of June 30, 2023, amounts outstanding under the 2022 Credit Agreement totaled $501.7 million and we had $194.5 million of capacity remaining under the Revolving Credit Facility and outstanding letters of credit in the amount of $0.7 million.

Cash Flows
The following table presents a summary and comparison of our condensed consolidated cash flows from operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2023
Net cash provided by operating activities	$33,279	$32,898
Net cash used in investing activities	(10,873)	(57,698)
Net cash used in financing activities	(2,858)	(29,358)
Effect of exchange rate changes on cash	(1,735)	(120)
Increase (decrease) in cash and cash equivalents	17,813	(54,278)
Cash and cash equivalents at beginning of the period	47,998	103,095
Cash and cash equivalents at end of the period	$65,811	$48,817
Operating Activities
Net cash provided by operating activities of $33.3 million for the six months ended June 30, 2022 reflects the adjustment to net income for non-cash charges totaling $51.5 million, primarily driven by $40.0 million in depreciation and amortization, $11.1 million of stock-based compensation and $3.4 million of deferred income taxes partially offset by $4.1 million of changes in the fair value of derivatives and $1.2 million of unrealized translation gain on investment in foreign subsidiaries. Changes in operating assets and liabilities for the six months ended June 30, 2022 reduced cash flow from operating activities by $36.1 million.
Net cash provided by operating activities of $32.9 million for the six months ended June 30, 2023 reflects the adjustment to net income for non-cash charges totaling $58.5 million primarily driven by $31.2 million of depreciation and amortization and $17.4 million of stock-based compensation. Changes in operating assets and liabilities for the six months ended June 30, 2023 reduced cash flow from operating activities by $27.1 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 and 2023 was $10.9 million and $57.7 million, respectively. Net cash used in investing activities for the six months ended June 30, 2022 consisted of a $7.6 million investment in capitalized software and $3.3 million in purchases of computer hardware and other property, plant and equipment. Net cash used in investing activities for the six months ended June 30, 2023 primarily consisted of $48.6 million of cash used for acquisitions, net of cash acquired, in addition to an $8.6 million investment in capitalized software.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2022 was $2.9 million. Net cash used in financing activities for the six months ended June 30, 2023 was $29.4 million consisting primarily of $25.3 million of share repurchases and $3.8 million of payments of long-term debt.
Free Cash Flow
For the six months ended June 30, 2022, we generated $22.4 million of Free Cash Flow compared to $23.7 million for the six months ended June 30, 2023. The increase in Free Cash Flow compared to the prior year period was driven by lower cash paid for taxes, increased cash from interest rate swaps and decreased purchases of property and equipment, partially offset by higher interest paid.

The following table reconciles net cash flow provided by operating activities, the most directly comparable US GAAP measure, to Free Cash Flow for the periods presented.

	Six Months Ended June 30,
(in thousands)	2022	2023
Net cash provided by operating activities	$33,279	$32,898
Purchases of intangible assets and capitalized software	(7,616)	(8,589)
Purchases of property and equipment	(3,266)	(593)
Free Cash Flow	$22,397	$23,716
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with US GAAP requires management to make estimates, assumptions and judgments about future events that can affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2022 Annual Report for a description of our critical accounting estimates and Note 2, “Summary of Significant Accounting Policies” to our 2022 consolidated financial statements in our 2022 Annual Report for our significant accounting policies. There were no changes to our critical accounting estimates for the six months ended June 30, 2023. See Note 3, “Recent Accounting Standards Update” to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of new accounting guidance adopted during 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency and Derivative Risk
We from time to time enter into foreign currency options and forward contracts to mitigate the foreign exchange risk on expected future cash outlays to fund our fulfillment centers. We have, in the past, hedged our Indian rupee denominated expenses through foreign exchange contracts. These contracts were designated as cash flow hedges and qualified for hedge accounting under US GAAP. As of December 31, 2022 and June 30, 2023, we did not have any outstanding foreign currency options or forward contracts. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is also presented in the same line of the unaudited condensed consolidated statements of operations and comprehensive income as the earnings effect of the hedged transaction. During the three and six months ended June 30, 2022 and 2023, there were no such gains or losses.
Credit Risk
As of December 31, 2022 and June 30, 2023, we had accounts receivable, net of allowance for expected credit losses, of $139.6 million and $151.3 million, respectively. For the three and six months ended June 30, 2022 and 2023, no single client accounted for more than 3% of our revenue. No single client had an accounts receivable balance greater than 3% of total accounts receivable as of December 31, 2022 or June 30, 2023.
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings, under our 2015 Credit Agreement through November 2022 and under our 2022 Credit Agreement subsequent to the refinancing. Our 2015 Credit Agreement accrued interest at either (1) an applicable rate of 2.5% plus the greater of (a) the prime rate or (b) the federal funds rate plus 1/2 of 1% (c) the one-month LIBOR plus 1%, or (d) a 2% floor; (2) an applicable rate of 3.5% plus one-month LIBOR which is subject to a 1% floor. Amounts outstanding under the 2022 Credit Agreement bear interest under either of the following two rates, elected in advance by us: (1) a base rate (equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 1⁄2 of 1% and (c) the one-month adjusted term SOFR rate plus 1%); or (2) an adjusted term SOFR rate (equal to the sum of (a) term SOFR plus (b) 0.10%), in each case, plus a tiered floating interest rate margin based on the net leverage ratio. Our borrowings as of December 31, 2022 and June 30, 2023 accrued interest at 6.76% and 7.45%, respectively, based on an adjusted term SOFR rate (equal to the sum of (a) term SOFR plus (b) 0.10%) plus a tiered floating interest rate margin based on our net leverage ratio.
We hedge against changes in the interest rates through interest rate swaps. As of December 31, 2022, we were not party to any outstanding interest rate swaps. On February 28, 2023, we entered into amortizing $300.0 million notional value interest rate swaps. The notional value steps down from $300.0 million to $150.0 million on February 27, 2026. The swap provides for us to pay, as applied to the notional value, a fixed rate of interest of 4.26% monthly and receive, on a monthly basis, an amount equal to the greater of the one-month term SOFR and a floor of (0.10%), as applied to the notional value (the “Floating Leg”). The interest rate swap matures on November 29, 2027. The interest expense related to the 2022 Credit Agreement will be offset by proceeds received or increased from settlements paid for the Floating Leg of the interest rate swap. As of June 30, 2023, we are currently party to four interest rate swaps which hedge the future cash flows on approximately 60% of the outstanding principal balance of the aggregate amounts due under our 2022 Credit Agreement.
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

Off-Balance Sheet Arrangements
As of June 30, 2023, we did not have any off-balance sheet arrangements.
Item 4. Controls and Procedures
Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the company, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1) (a)	Average Price Paid per Share(1) (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2) (c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2) (d) (in thousands)
04/01/2023 to 04/30/2023	1,097	$11.04	—	$78,432
05/01/2023 to 05/31/2023	236,758	12.45	236,758	75,484
06/01/2023 to 06/30/2023	1,235,219	11.89	1,229,135	60,869
Total	1,473,074		1,465,893
_______________________________

(1)During the three months ended June 30, 2023, we received 7,181 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock awards. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under our share repurchase program.
(2)On November 23, 2022, our board of directors authorized the repurchase of up to $100.0 million of our shares of common stock over a period through December 31, 2024. The share repurchase program is expected to be funded through our existing cash and future free cash flow. The share repurchase program is being executed on a discretionary basis through open market repurchases, private transactions, or other transactions, including through block trades and Rule 10b-18 and Rule 10b5-1 trading plans. We are not obligated to repurchase any specific number of shares, and the timing and amount of any share repurchases will be subject to several factors including share price, trading volume, market conditions, and capital allocation priorities. The share repurchase program may be suspended, terminated or modified without notice at any time.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described in the table below.

Director/Officer Name	Title	Date of Adoption/Termination	Trading Arrangement		Trading Arrangement End Date	Aggregate Number of Securities to be Purchased or Sold
			Rule 10b5-1*	Non-Rule 10b5-1**
Joshua Peirez	Chief Executive Officer and Director	Adopted June 12, 2023, terminated prior plan as of June 13, 2023(1)	X		September 11, 2025	Up to 2,380,426 shares of common stock issuable upon the exercise of options to be sold
Peter Walker	Executive Vice President and Chief Financial Officer	Adopted June 13, 2023, terminated prior plan as of June 13, 2023(2)	X		September 11, 2025	Up to 200,000 shares of common stock issuable upon the exercise of options to be sold and up to 72,292 shares of common stock to be sold
Lou Paglia	President and Chief Operating Officer	Adopted June 20, 2023, prior plan expired as of June 20, 2023	X		September 30, 2024	Up to 100,000 shares of common stock issuable upon the exercise of options to be sold and up to 40,000 shares of common stock to be sold
Steven Barnett	Executive Vice President, Secretary, and Chief Legal & Risk Officer	Adopted May 10, 2023, prior plan expired as of June 20, 2023	X		August 9, 2025	Up to 100,000 shares of common stock issuable upon the exercise of options to be sold and up to 22,505 shares of common stock to be sold

*    Intended to satisfy the affirmative defense of Rule 10b5-1(c).
**    Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
(1)    This trading arrangement was originally adopted on May 13, 2022 for the sale of up to 774,806 shares of common stock issuable upon the exercise of options to be sold until June 15, 2024 and was intended to satisfy the affirmative defense of Rule 10b5-1(c) as in effect at such time.
(2)    This trading arrangement was originally adopted on May 18, 2022 for the sale of up to 179,700 shares of common stock issuable upon the exercise of options to be sold and up to 72,292 shares of common stock to be sold until June 15, 2024 and was intended to satisfy the affirmative defense of Rule 10b5-1(c) as in effect at such time.

Item 6. Exhibits.
(a) Exhibits.

Exhibit No.	Exhibit Description

10.1*	Sterling Check Corp. Employee Stock Purchase Plan.
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

Date: August 8, 2023

By:	/s/ Peter Walker
Peter Walker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2023