Form 10-Q
period 2023-09-30
Sterling Check Corp.
filed 2023-11-08
CIK 1645070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The total number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of November 1, 2023 was 94,285,105 (excluding treasury shares of 5,610,661).

STERLING CHECK CORP. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,877	$103,095
Accounts receivable (net of allowance for credit losses of $2,670 and $2,304 at September 30, 2023 and December 31, 2022, respectively)	151,935	139,579
Insurance receivable	4,689	921
Prepaid expenses	8,595	13,433
Other current assets	23,770	13,654
Total current assets	238,866	270,682
Property and equipment, net	7,330	10,341
Goodwill	878,390	849,609
Intangible assets, net	240,482	241,036
Deferred tax assets	4,328	4,452
Operating leases right-of-use asset	7,020	20,084
Other noncurrent assets, net	10,499	11,050
TOTAL ASSETS	$1,386,915	$1,407,254
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,327	$38,372
Litigation settlement obligation	7,178	4,165
Accrued expenses	60,387	67,047
Current portion of long-term debt	13,125	7,500
Operating leases liability, current portion	4,233	3,717
Other current liabilities	14,435	12,939
Total current liabilities	138,685	133,740
Long-term debt, net	483,334	493,990
Deferred tax liabilities	31,584	23,707
Long-term operating leases liability, net of current portion	8,834	16,835
Other liabilities	3,737	2,336
Total liabilities	666,174	670,608
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS’ EQUITY:
Preferred stock ($0.01 par value; 100,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 1,000,000,000 shares authorized; 99,889,227 shares issued and 95,045,289 shares outstanding at September 30, 2023; 97,765,120 shares issued and 96,717,883 shares outstanding at December 31, 2022)	97	76
Additional paid-in capital	971,950	942,789
Common stock held in treasury (4,843,938 and 1,047,237 shares at September 30, 2023 and December 31, 2022, respectively)	(64,499)	(14,859)
Accumulated deficit	(183,180)	(186,448)
Accumulated other comprehensive loss	(3,627)	(4,912)
Total stockholders’ equity	720,741	736,646
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,386,915	$1,407,254
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
REVENUES	$180,566	$199,299	$550,224	$596,862
OPERATING EXPENSES:
Cost of revenues (exclusive of depreciation and amortization below)	95,882	106,422	292,692	314,954
Corporate technology and production systems	11,329	13,715	34,709	38,806
Selling, general and administrative	42,382	42,411	134,743	126,630
Depreciation and amortization	15,875	16,570	47,117	56,598
Impairments and disposals of long-lived assets	48	193	7,193	805
Total operating expenses	165,516	179,311	516,454	537,793
OPERATING INCOME	15,050	19,988	33,770	59,069
OTHER EXPENSE (INCOME):
Interest expense, net	9,305	7,764	26,903	20,719
Gain on interest rate swaps	—	—	—	(296)
Other income	(561)	(560)	(1,370)	(1,422)
Total other expense, net	8,744	7,204	25,533	19,001
INCOME BEFORE INCOME TAXES	6,306	12,784	8,237	40,068
Income tax provision	3,952	3,481	4,969	12,958
NET INCOME	$2,354	$9,303	$3,268	$27,110
Unrealized gain on hedged transactions, net of tax expense of $1,188, $0, $1,044 and $0, respectively	1,962	—	1,554	—
Foreign currency translation adjustments, net of tax of $0, $0, $0 and $0, respectively	(1,906)	(4,790)	(269)	(7,990)
Total other comprehensive income (loss)	56	(4,790)	1,285	(7,990)
COMPREHENSIVE INCOME	$2,410	$4,513	$4,553	$19,120
Net income per share attributable to stockholders
Basic	$0.03	$0.10	$0.04	$0.29
Diluted	$0.03	$0.09	$0.03	$0.27
Weighted average number of shares outstanding
Basic	90,972,009	94,134,690	92,184,159	94,043,105
Diluted	93,651,691	99,118,521	94,493,254	99,217,125
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)	Shares Outstanding	Par Value	Additional Paid-In Capital	Common Shares Held in Treasury	Common Stock Held in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE at December 31, 2022	96,717,883	$76	$942,789	1,047,237	$(14,859)	$(186,448)	$(4,912)	$736,646
Issuance of common stock	4,567	—	—	—	—	—	—	—
Repurchases of common stock	(493,926)	—	—	493,926	(7,712)	—	—	(7,712)
Issuance of restricted shares, net of forfeitures	1,894,310	19	(19)	—	—	—	—	—
Shares withheld to cover restricted share vesting tax	(37,128)	—	—	37,128	(487)	—	—	(487)
Stock-based compensation	—	—	8,043	—	—	—	—	8,043
Net income	—	—	—	—	—	591	—	591
Unrealized loss on hedged transactions, net of tax	—	—	—	—	—	—	(5,159)	(5,159)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	682	682
BALANCE at March 31, 2023	98,085,706	95	950,813	1,578,291	(23,058)	(185,857)	(9,389)	732,604
Issuance of common stock	2,363	—	—	—	—	—	—	—
Repurchases of common stock	(1,465,893)	—	—	1,465,893	(17,630)	—	—	(17,630)
Common stock issued for exercise of employee stock options	63,336	—	611	—	—	—	—	611
Issuance of restricted shares, net of forfeitures	80,331	1	(1)	—	—	—	—	—
Shares withheld to cover restricted share vesting tax	(7,181)	—	—	7,181	(85)	—	—	(85)
Stock-based compensation	—	—	9,358	—	—	—	—	9,358
Net income	—	—	—	—	—	323	—	323
Unrealized gain on hedged transactions, net of tax	—	—	—	—	—	—	4,751	4,751
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	955	955
BALANCE at June 30, 2023	96,758,662	96	960,781	3,051,365	(40,773)	(185,534)	(3,683)	730,887
Repurchases of common stock	(1,564,019)	—	—	1,564,019	(20,701)	—	—	(20,701)
Common stock issued for exercise of employee stock options	165,422	2	1,385	—	—	—	—	1,387
Issuance of restricted shares, net of forfeitures	(86,222)	(1)	1	—	—	—	—	—
Shares withheld to cover restricted share vesting tax	(228,554)	—	—	228,554	(3,025)	—	—	(3,025)
Stock-based compensation	—	—	9,783	—	—	—	—	9,783
Net income	—	—	—	—	—	2,354	—	2,354
Unrealized gain on hedged transactions, net of tax	—	—	—	—	—	—	1,962	1,962
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(1,906)	(1,906)
BALANCE at September 30, 2023	95,045,289	$97	$971,950	4,843,938	$(64,499)	$(183,180)	$(3,627)	$720,741
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(in thousands, except share amounts)	Shares Outstanding	Par Value	Additional Paid-In Capital	Common Shares Held in Treasury	Common Stock Held in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE at December 31, 2021	95,746,975	$68	$916,578	107,820	$(897)	$(206,218)	$93	$709,624
Issuance of common stock	1,112	—	—	—	—	—	—	—
Common stock issued for exercise of employee stock options	8,486	—	80	—	—	—	—	80
Issuance of restricted shares, net of forfeitures	533,095	5	(5)	—	—	—	—	—
Stock-based compensation	—	—	5,108	—	—	—	—	5,108
Net income	—	—	—	—	—	6,236	—	6,236
Cumulative effect adjustment for adoption of CECL, net of tax of $56	—	—	—	—	—	(198)	—	(198)
Foreign currency translation adjustment, net of tax	—	—	(8)	—	—	—	283	275
BALANCE at March 31, 2022	96,289,668	73	921,753	107,820	(897)	(200,180)	376	721,125
Issuance of common stock	1,812	—	—	—	—	—	—	—
Common stock issued for exercise of employee stock options	76,399	—	734	—	—	—	—	734
Issuance of restricted shares, net of forfeitures	42,388	—	—	—	—	—	—	—
Stock-based compensation	—	—	6,023	—	—	—	—	6,023
Net income	—	—	—	—	—	11,571	—	11,571
Foreign currency translation adjustment, net of tax	—	—	(24)	—	—	—	(3,483)	(3,507)
BALANCE at June 30, 2022	96,410,267	73	928,486	107,820	(897)	(188,609)	(3,107)	735,946
Issuance of common stock	1,604	—	—	—	—	—	—	—
Common stock issued for exercise of employee stock options	159,350	2	1,477	—	—	—	—	1,479
Issuance of restricted shares, net of forfeitures	(23,155)	—	—	—	—	—	—	—
Stock-based compensation	—	—	6,293	—	—	—	—	6,293
Net income	—	—	—	—	—	9,303	—	9,303
Unrealized gain on hedged transactions, net of tax	—	—	—	—	—	—	—	—
Foreign currency translation adjustment, net of tax	—	—	(17)	—	—	—	(4,790)	(4,807)
BALANCE at September 30, 2022	96,548,066	$75	$936,239	107,820	$(897)	$(179,306)	$(7,897)	$748,214
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,268	$27,110
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	47,117	56,598
Deferred income taxes	(200)	4,885
Stock-based compensation	27,184	17,424
Impairments and disposals of long-lived assets	7,193	805
Provision for bad debts	556	1,016
Amortization of financing fees	808	327
Amortization of debt discount	594	1,444
Deferred rent	383	(170)
Unrealized translation loss (gain) on investment in foreign subsidiaries	94	(1,838)
Changes in fair value of derivatives	—	(4,102)
Change in fair value of contingent consideration, net	(686)	—
Interest rate swap settlements	1,323	—
Changes in operating assets and liabilities
Accounts receivable	(8,699)	(33,145)
Insurance receivable	(3,768)	—
Prepaid expenses	5,849	3,579
Other assets	(6,493)	(2,097)
Accounts payable	757	6,546
Litigation settlement obligation	3,013	—
Accrued expenses	(7,982)	84
Other liabilities	(4,635)	(4,868)
Net cash provided by operating activities	65,676	73,598
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,377)	(3,978)
Purchases of intangible assets and capitalized software	(13,364)	(11,719)
Acquisitions, net of cash acquired	(49,210)	—
Proceeds from disposition of property and equipment	121	25
Net cash used in investing activities	(63,830)	(15,672)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	1,998	2,291
Repurchases of common stock	(46,043)	—
Payments of initial public offering issuance costs	—	(225)
Cash paid for tax withholding on vesting of restricted shares	(3,597)	—
Payments of long-term debt	(5,625)	(4,846)
Payment of contingent consideration for acquisition	(305)	(226)
Payments of finance lease obligations	—	(3)
Net cash used in financing activities	(53,572)	(3,009)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,492)	(3,725)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(53,218)	51,192
CASH AND CASH EQUIVALENTS
Beginning of period	103,095	47,998
Cash and cash equivalents at end of period	$49,877	$99,190
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended September 30,
(in thousands)	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for
Interest, net of capitalized amounts of $308 and $245 for the nine months ended September 30, 2023 and 2022, respectively	$29,006	$24,277
Income taxes	13,219	11,513
Noncash investing activities
Purchases of property and equipment in accounts payable and accrued expenses	$400	$8
Noncash purchase price of business combinations	4,706	—
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
As of September 30, 2023, the Company is 52.4% owned by an investment group consisting of entities advised by or affiliated with The Goldman Sachs Group, Inc. (“Goldman Sachs”) and Caisse de dépôt et placement du Québec (“CDPQ” and, together with Goldman Sachs, our “Sponsor”). CDPQ owns its equity interest in the Company indirectly through a limited partnership controlled by Goldman Sachs.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2022 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2023.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that can affect the reported amount of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Significant estimates include the impairment of long-lived assets, goodwill impairment, the determination of the fair value of acquired assets and liabilities, collectability of receivables, the valuation of stock-based awards and stock-based compensation and sales and income tax liabilities. The Company also applies an estimated useful life of three years to internally developed software assets. This is based on the historical observed pace of change in the Company’s delivery, technology, and product offerings as well as market competition. The Company believes that the estimates used in the preparation of these unaudited condensed consolidated financial statements are reasonable; however, actual results could differ materially from these estimates.
Segment Information
The Company has one operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.
Cash and Cash Equivalents
Cash and cash equivalents of $49.9 million and $103.1 million as of September 30, 2023 and December 31, 2022, respectively, include money market instruments with maturities of three months or less. The Company maintained cash outside the U.S. as of September 30, 2023 of $33.4 million with the largest deposits being held in India and Canada, with balances of $4.1 million and $6.0 million, respectively. Cash outside the U.S. was $28.0 million as of December 31, 2022, with the largest deposits being held in Canada and India, with balances of $9.2 million and $5.1 million, respectively.

Foreign Currency
Assets and liabilities of operations having non-USD functional currencies are translated at period-end exchange rates, and income statement accounts are translated at weighted average exchange rates for the period. Gains or losses resulting from translating foreign currency financial statements, net of any related tax effects, are reflected in Accumulated Other Comprehensive Income or Loss (“OCI”), a separate component of stockholders’ equity on the unaudited condensed consolidated balance sheets. Gains or losses resulting from foreign currency transactions incurred in currencies other than the local functional currency are included in other income in the unaudited condensed consolidated statements of operations and comprehensive income. The cumulative translation adjustment resulted in losses of $5.5 million and $5.6 million as of September 30, 2023 and December 31, 2022, respectively.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable balances consist of trade receivables that are recorded at the invoiced amount, net of allowances for expected credit losses and for potential sales credits and reserves. Sales credits and reserves were $0.7 million and $0.9 million as of September 30, 2023 and December 31, 2022, respectively.
The Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments—Credit Losses (“CECL”) on January 1, 2022. The adoption of CECL resulted in a $0.3 million cumulative effect adjustment recorded in retained earnings as of January 1, 2022.
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
Allowances for expected credit losses were $2.7 million and $2.3 million as of September 30, 2023 and December 31, 2022, respectively. The following table summarizes changes in the allowance for expected credit losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$2,658	$2,161	$2,304	$2,949
Cumulative effect of accounting change upon adoption of CECL	—	—	—	254
Additions	97	351	556	1,010
Write-offs, net of recoveries	(82)	(36)	(190)	(1,727)
Foreign currency translation adjustment	(3)	(14)	—	(24)
Balance at end of period	$2,670	$2,462	$2,670	$2,462
Corporate Technology and Production Systems
Corporate technology and production systems includes costs related to maintaining the Company’s corporate information technology infrastructure and non-capitalizable costs to develop and maintain its production systems.

The following table sets forth expenses included in each category of corporate technology and production systems for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Corporate information technology	$4,665	$7,012	$14,854	$19,425
Development of platform and product initiatives	4,371	4,433	13,065	12,797
Production support and maintenance	2,293	2,270	6,790	6,584
Total production systems	6,664	6,703	19,855	19,381
Total corporate technology and production systems	$11,329	$13,715	$34,709	$38,806
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
Included within corporate technology and production systems are non-capitalizable production system and corporate information technology expenses related to Project Ignite, a three-phase strategic investment initiative. Phase one of Project Ignite modernized client and candidate experiences and is complete. Phase two of Project Ignite focused on decommissioning the Company’s on-premises data centers and migrating the Company’s production systems and corporate information technological infrastructure to a managed service provider in the cloud. During the first half of 2021, the Company completed phase two initiatives related to the migration of its production and fulfillment systems to the cloud, and as a result, approximately 98% of revenue is processed through platforms hosted in the cloud. The Company incurred expenses related to phase two to complete the decommissioning of on-premises data centers for internal corporate technology infrastructure and migration to the cloud which was completed as of September 30, 2022. Phase three of Project Ignite was decommissioning of the platforms purchased over the prior ten years and the migration of the clients to one global platform. This third and final phase, which was completed in the first quarter of 2023, unified clients onto a single global platform. The Company’s core platform now processes approximately 80% of its global revenue.
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

4.    Acquisitions
Socrates and A-Check Acquisitions
On January 4, 2023, the Company acquired all of the outstanding shares of Socrates Limited and its affiliates (“Socrates”), a screening company in Latin America, pursuant to a share purchase agreement. The Socrates acquisition expands the Company’s global presence into Latin America to serve the rapidly growing regional hiring needs of both multi-national and local clients. On March 1, 2023, the Company acquired all of the outstanding shares of A-Check Global (“A-Check”), a U.S.-based employment screening organization, pursuant to a share purchase agreement. The A-Check acquisition provides the Company access to a high quality, enterprise-focused customer base diversified across verticals including healthcare and telecom. The aggregate purchase price for the acquisitions totaled approximately $66.2 million, was funded with available cash on hand and is subject to certain closing adjustments specified in the share purchase agreements and includes initial contingent consideration related to the A-Check acquisition of $4.7 million recorded at fair value. The contingent consideration will be determined based on actual future results. The initial fair value of the contingent consideration consisted of $2.6 million for an earn-out payable one year after the acquisition based upon revenue retention and a $2.1 million payable throughout the second and third year following the acquisition based on revenue retention and referral revenue. The Company recorded a preliminary allocation of the purchase price to assets acquired and liabilities assumed based on their estimated fair values as of their respective purchase dates. Additionally, in connection with the Socrates acquisition, $5.0 million is payable to certain senior employees two years after the acquisition date based on certain retention requirements.
The Company incurred approximately $2.0 million of transaction expenses related to the acquisitions during the nine months ended September 30, 2023.
The preliminary allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed as of the applicable acquisition date. The following table summarizes the consideration paid and the amounts recognized for the assets acquired and liabilities assumed:

	Preliminary Purchase Price Allocation		Adjusted Purchase Price Allocation
(in thousands)	March 31, 2023	Purchase Price Adjustments	September 30, 2023
Consideration
Cash	$11,935	$—	$11,935
Other current assets
Accounts receivable	4,279	(3)	4,276
Other current assets	805	447	1,252
Property and equipment	177	(1)	176
Intangible assets	32,141	(1,268)	30,873
Other long-term assets	6	—	6
Total assets acquired	$49,343	$(825)	$48,518
Accounts payable and accrued expenses	1,156	94	1,250
Other current liabilities	1,291	(72)	1,219
Deferred tax liability	8,388	77	8,465
Other liabilities	2	—	2
Total liabilities assumed	$10,837	$99	$10,936
Total identifiable net assets	38,506	(924)	37,582
Goodwill	27,352	1,218	28,570
Total consideration	$65,858	$294	$66,152
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

The acquisitions are not material to the Company's financial position as of September 30, 2023 or results of operations for the three and nine months ended September 30, 2023, and therefore, pro forma operating results and other disclosures for the acquisitions are not presented.
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
5.    Property and Equipment, Net

(in thousands)	September 30, 2023	December 31, 2022
Furniture and fixtures	$1,621	$2,568
Computers and equipment	37,763	41,084
Leasehold improvements	2,048	6,565
	41,432	50,217
Less: Accumulated depreciation	(34,102)	(39,876)
Total property and equipment, net	$7,330	$10,341
Depreciation expense on property and equipment was $0.8 million and $1.1 million during the three months ended September 30, 2023 and 2022, respectively, and $2.8 million and $3.3 million for the nine months ended September 30, 2023 and 2022, respectively. Write down of abandoned property and equipment no longer in use totaled less than $0.1 million and $1.7 million during the three and nine months ended September 30, 2023, respectively. Write down of abandoned property and equipment no longer in use was $0.2 million and $0.8 million for the three and nine months ended September 30, 2022, respectively.
6.    Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the periods presented were as follows:

(in thousands)
Goodwill at December 31, 2022	$849,609
Acquisitions	28,570
Foreign currency translation adjustment	211
Goodwill at September 30, 2023	$878,390
Intangible Assets
Intangible assets, net consisted of the following for the periods presented:

	September 30, 2023			December 31, 2022
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer lists	$532,376	$(365,853)	$166,523	$506,015	$(340,579)	$165,436
Trademarks	77,659	(42,135)	35,524	77,198	(37,519)	39,679
Non-compete agreement	3,969	(2,781)	1,188	3,179	(2,584)	595
Technology	261,573	(229,257)	32,316	246,220	(216,330)	29,890
Domain names	10,118	(5,187)	4,931	10,118	(4,682)	5,436
	$885,695	$(645,213)	$240,482	$842,730	$(601,694)	$241,036

Included within technology is $30.2 million and $28.1 million of internal-use software, net of accumulated amortization, as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, $6.1 million of technology assets have not yet been put in service.
The Company capitalized $13.4 million of costs to develop internal-use software included in technology during the nine months ended September 30, 2023 (consisting of internal costs of $11.5 million and external costs of $1.8 million). The Company capitalized $11.7 million of costs to develop internal-use software included in technology during the nine months ended September 30, 2022 (consisting of internal costs of $9.4 million and external costs of $2.3 million).
For the three and nine months ended September 30, 2023, the Company recorded a write-down related to the impairment of capitalized software in the amount of less than $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded no write-down of capitalized software.
Amortization expense was $15.1 million and $15.5 million for the three months ended September 30, 2023 and 2022, respectively, and $44.3 million and $53.3 million for the nine months ended September 30, 2023 and 2022, respectively.
Except for the customer lists, which are amortized utilizing an accelerated method, all other intangible assets are amortized on a straight-line basis, which approximates the pattern in which economic benefits are consumed. Estimated amortization expense as of September 30, 2023 is as follows for each of the next five years:

(in thousands)
Year Ending December 31,
Remainder of fiscal year 2023	$15,144
2024	52,636
2025	42,591
2026	32,526
2027	24,991
Thereafter	72,594
$240,482
7.    Accrued Expenses
Accrued expenses on the unaudited condensed consolidated balance sheets as of the periods presented consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Accrued compensation	$22,274	$29,835
Accrued cost of revenues	21,721	15,721
Accrued interest	223	3,143
Other accrued expenses	16,169	18,348
Total accrued expenses	$60,387	$67,047
8.    Leases
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
The Company determines if a contract is a lease or contains a lease at inception. Operating lease liabilities are measured, on each reporting date, based on the present value of the future minimum lease payments over the remaining lease term. The Company’s leases generally do not provide an implicit rate and, therefore, the Company uses the interest rate on its term loan credit agreement as its incremental borrowing rate under ASC 842. Operating lease assets are measured by adjusting the lease liability for lease incentives, initial direct costs incurred and asset impairments. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term with the operating lease asset reduced by the amount of the expense. Lease terms may include options to extend or terminate a lease when they are reasonably certain to occur.
The Company leases real estate and equipment for use in its operations. The Company has 16 operating leases with remaining lease terms ranging from 1 to 64 months as of September 30, 2023. In connection with the real estate consolidation program, during the three months ended June 30, 2023, the Company exited additional offices including the Company’s former principal executive office and headquarters in New York. A reduction of the operating leases ROU asset of $5.3 million for impairment charges was recorded in impairments and disposals of long-lived assets in the unaudited condensed consolidated statements of operations and comprehensive income. The Company exercised termination options reducing the lease terms on certain operating leases and recorded lease remeasurements to the operating lease liability and corresponding reductions to the operating leases ROU asset in the amount of $4.7 million during the three months ended June 30, 2023. $1.5 million was recorded to de-recognize the operating lease ROU asset related to certain leases in selling, general and administrative expense due to abandonment, during the three months ended June 30, 2023.
The components of lease expense for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Components of total lease costs
Operating lease expense(1)	$810	$1,357	$4,796	$3,958
Sublease income	(278)	(216)	(843)	(504)
Total net lease costs	$532	$1,141	$3,953	$3,454
_________________________
(1)The nine months ended September 30, 2023 includes $1.5 million of lease expense to de-recognize certain operating ROU assets which were abandoned during the three months ended June 30, 2023.
Information related to the Company’s ROU assets and lease liabilities for the period presented is as follows:

(dollars in thousands)	September 30, 2023	December 31, 2022
Operating leases
Operating leases right-of-use asset	$7,020	$20,084

Operating leases liability, current portion	$4,233	$3,717
Long-term operating leases liability, net of current portion	8,834	16,835
Total operating leases liability	$13,067	$20,552

Weighted average remaining lease term in years - operating leases	3.7	4.8
Weighted average discount rate - operating leases	5.07%	4.50%
Total remaining lease payments under the Company’s operating leases for the period presented are as follows:

(in thousands)	September 30, 2023
Remainder of fiscal year 2023	$1,229
2024	5,243
2025	2,337
2026	2,117
2027	2,149
Thereafter	1,113
Total future minimum lease payments	$14,188
Less: imputed interest	(1,121)
Total	$13,067

9.    Debt
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
The table below sets forth the Company’s long-term debt as presented in the unaudited condensed consolidated balance sheets for the periods presented:

(in thousands)	September 30, 2023	December 31, 2022
Current portion of long-term debt
Term Loans	$13,125	$7,500
Total current portion of long-term debt	$13,125	$7,500
Long-term debt
Term Loans, due November 29, 2027 (7.67% and 6.76% at September 30, 2023 and December 31, 2022, respectively)	281,250	292,500
Revolving Credit Facility	205,494	205,494
Unamortized discount and debt issuance costs	(3,410)	(4,004)
Total long-term debt, net	$483,334	$493,990
The estimated fair value of the Company’s 2022 Credit Agreement was $482.2 million and $487.1 million as of September 30, 2023 and December 31, 2022, respectively. These fair values were determined based on quoted prices in markets with similar instruments that are less active (Level 2 inputs as defined below) as an observable price of the 2022 Credit Agreement or similar liabilities is not readily available.
The Company was in compliance with all financial covenants under its credit agreement as of September 30, 2023.
10.    Fair Value of Financial Instruments
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
The Company considers the recorded value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses to approximate the fair value of the respective assets and liabilities as of September 30, 2023 and December 31, 2022 based upon the short-term nature of such assets and liabilities (Level 1). See Note 9, “Debt” for discussion of the fair value of the Company’s debt.
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
Contingent consideration related to acquisitions is considered a Level 3 financial instrument. As of September 30, 2023, the fair value of contingent consideration related to the March 1, 2023 acquisition of A-Check and the November 30, 2021 acquisition of EBI. As of December 31, 2022, the contingent consideration related to the acquisition of EBI. The contingent consideration consists of estimated future payments related to the Company’s acquisitions, based on metrics such as revenue retention and referral revenue. The fair value is determined using various assumptions and estimates, including revenue and customer projections to forecast a range of outcomes for the contingent consideration. The Company reassesses the estimated fair value of the contingent consideration at the end of each reporting period based on the information available at the time. Changes in the significant unobservable inputs used may result in a significantly higher or lower fair value measurement. Changes in fair value of contingent consideration are recorded in selling, general and administrative expense in the statement of operations and comprehensive income.
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of the periods presented:

	September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$3,073	$—	$3,073
Liabilities
Interest rate swaps	—	475	—	475
Contingent consideration	—	—	4,934	4,934

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$1,219	$1,219
The following table summarizes the change in fair value of the Level 3 liabilities with significant unobservable inputs for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Fair value of contingent consideration, beginning of period	$5,620	$1,230	$1,219	$1,445
Acquired liabilities	—	—	4,706	—
Cash payments	—	(11)	(305)	(226)
Change in fair value of contingent consideration, net	(686)	—	(686)	—
Fair value of contingent consideration, end of period	$4,934	$1,219	$4,934	$1,219
During the three and nine months ended September 30, 2023 and 2022, the Company did not re-measure any financial assets or liabilities at fair value on a nonrecurring basis. There were no transfers between levels during the periods presented.
11.    Derivative Instruments and Hedging Activities
Interest Rate Swap Hedges
To reduce exposure to variability in expected future cash outflows on variable rate debt attributable to the changes in the applicable interest rates under the 2022 Credit Agreement, the Company entered into interest rate swaps to economically offset a portion of this risk.
For interest rate swap derivatives designated and that qualify as hedges for accounting purposes, the unrealized gain or loss on the derivative is initially recorded in OCI, reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item.

As of September 30, 2023, the Company had the following outstanding interest rate swap derivatives that were used to hedge its interest rate risks:

Product	Number of Instruments	Effective Date	Maturity Date	Current Notional(1)
Interest Rate Swaps	4	February 28, 2023	November 29, 2027	$300.0 million USD
_________________________
(1)The notional value steps down from $300.0 million to $150.0 million on February 27, 2026.
All financial derivative instruments are carried at their fair value on the balance sheet. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of the dates presented:

	Asset Derivatives
	September 30, 2023		December 31, 2022
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other current assets	$3,073	Other current assets	$—

	Liability Derivatives
	September 30, 2023		December 31, 2022
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$475	Other liabilities	$—
The tables below present the effect of cash flow hedge accounting on accumulated OCI for the periods presented:

	Three Months Ended September 30,			Three Months Ended September 30,
(in thousands)	2023	2022		2023	2022
Derivatives designated as hedging instruments:	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
Interest rate swaps	$3,910	$—	Interest expense	$761	$—

	Nine Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022		2023	2022
Derivatives designated as hedging instruments:	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
Interest rate swaps	$4,008	$—	Interest expense	$1,410	$—
The table below presents the effect of the Company’s cash flow hedge accounting on the unaudited condensed consolidated statements of operations and comprehensive income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)	Interest Expense
Total amounts of income and expense line items in which the effects of cash flow hedges are recorded	$9,305	$7,764	$26,903	$20,719
Gain or (loss) on cash flow hedging relationships
Interest rate swaps:
Amount of gain or (loss) reclassified from accumulated OCI into income	$761	$—	$1,410	$—

Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Based on current interest rates, during the next twelve months, the Company estimates that an additional $3.1 million net gain will be reclassified from accumulated OCI as a decrease to interest expense. No gain or loss was reclassified from accumulated OCI into earnings as a result of forecasted transactions that failed to occur during the periods presented.
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
As of September 30, 2023, the Company did not have any outstanding derivatives not designated as a hedge in qualifying hedging relationships.
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income for the periods presented:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2023	2022	2023	2022
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate swaps	Gain on interest rate swaps	$—	$—	$—	$296
12.    Income Taxes
The computation of the provision for or benefit from income taxes for interim periods is determined by applying the estimated annual effective tax rate to year-to-date income before tax and adjusting for discrete tax items recorded in the period, if any.
The Company recorded a tax provision of $4.0 million and $3.5 million for the three months ended September 30, 2023 and 2022, respectively, which resulted in an effective tax rate of 62.7% and 27.2%, respectively. The Company recorded a tax provision of $5.0 million and $13.0 million for the nine months ended September 30, 2023 and 2022, respectively, which resulted in an effective tax rate of 60.3% and 32.3%, respectively. For the three and nine months ended September 30, 2023 and 2022, the effective rate differs from the statutory rate mainly due to a jurisdictional mix of earnings and permanent items.
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
As of September 30, 2023, the Company had a legal settlement obligation of $7.2 million and an offsetting insurance receivable of $4.7 million for the settlement of legal matters. As of December 31, 2022, the Company had a legal settlement obligation of $4.2 million and an offsetting insurance receivable of $0.9 million for the settlement of legal matters.
Net legal settlement expense recorded in selling, general and administrative expense in the unaudited consolidated statements of operations and comprehensive income for the three months ended September 30, 2023 and 2022 totaled $0.5 million and $0.2 million, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively.

14.    Equity
Under the Company’s Amended and Restated Certificate of Incorporation, a total of 1,100,000,000 shares of all classes of stock are authorized, divided as follows:
(i)1,000,000,000 shares of common stock, par value $0.01 per share (“common stock”); and
(ii)100,000,000 shares of undesignated preferred stock, par value $0.01 per share (“preferred stock”).
Each share of common stock is entitled to one vote on all matters on which holders of common stock are entitled to vote generally. Holders of common stock are entitled to be paid ratably any dividends as may be declared by the Board of Directors (in its sole discretion), subject to any preferential dividend rights of outstanding preferred stock (if any). No dividends have been declared or paid on the Company’s common stock through September 30, 2023.
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
On November 23, 2022, the Company’s board of directors authorized the repurchase of up to $100.0 million of the Company’s shares of common stock over a period through December 31, 2024. The share repurchase program is being executed on a discretionary basis through open market repurchases, private transactions, or other transactions, including through block trades and Rule 10b-18 and Rule 10b5-1 trading plans. The Company is not obligated to repurchase any specific number of shares, and the timing and amount of any share repurchases will be subject to several factors including share price, trading volume, market conditions and capital allocation priorities. The share repurchase program may be suspended, terminated or modified without notice at any time. For the three and nine months ended September 30, 2023, the Company repurchased 1,564,019 shares of its common stock for $20.7 million and 3,523,838 shares of its common stock for $46.0 million, respectively, inclusive of commissions and taxes.
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
15.    Stock-Based Compensation
Stock-based compensation expense is recognized in cost of revenues, corporate technology and production systems, and selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Stock-based compensation expense
Cost of revenues	$396	$384	$1,218	$1,208
Corporate technology and production systems	776	774	1,993	1,803
Selling, general and administrative	8,611	5,135	23,973	14,413
Total stock-based compensation expense	$9,783	$6,293	$27,184	$17,424
Prior to the IPO, all share-based awards were issued to employees under the Company’s 2015 Long-Term Equity Incentive Plan (the “2015 Plan”). Upon the adoption of the Sterling Check Corp. 2021 Omnibus Incentive

Plan (the “2021 Equity Plan”) on August 4, 2021 and as of September 22, 2021, all newly granted share-based awards have been issued under the 2021 Equity Plan.
As of September 30, 2023, the Company had approximately $90.1 million of unrecognized pre-tax non-cash stock-based compensation expense related to awards granted under the 2021 Equity Plan, consisting of approximately $28.5 million related to non-qualified stock options (“NQSOs”), $60.1 million related to restricted stock, and approximately $1.5 million related to restricted stock units (“RSUs”), all of which the Company expects to recognize over a weighted average period of 2.41 years.
2015 Long-Term Equity Incentive Plan
The table below provides a summary of service-based vesting options (“SVOs”) and performance-based stock options (“PSOs”) currently outstanding under the 2015 Plan for the nine months ended September 30, 2023:

	Outstanding SVOs				Outstanding PSOs
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
(in thousands, except shares and per share amounts)
Balances at December 31, 2022	6,208,274	$9.59	5.00	$36,513	3,081,855	$10.05	3.32	$16,699
Granted	—	—			—	—
Forfeited / Expired	—	—			—	—
Exercised	(213,783)	9.44			(14,975)	9.68
Balances at September 30, 2023(1)	5,994,491	$9.59	4.30	$18,139	3,066,880	$10.05	2.58	$7,872
_________________________
(1)    All SVOs and PSOs are exercisable as of September 30, 2023.
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
2021 Omnibus Incentive Plan
On August 4, 2021, the Company’s Board of Directors adopted, and on August 13, 2021 the Company’s stockholders approved, the 2021 Equity Plan. Equity awards under the 2021 Equity Plan are intended to retain and motivate the Company’s officers and employees, consultants and non-employee directors and to promote the success of the Company’s business by providing such participating individuals with a proprietary interest in the performance of the Company. The 2021 Equity Plan will terminate on the tenth anniversary thereof, unless earlier terminated by the Board of Directors. Under the 2021 Equity Plan, the following types of awards can be granted to an eligible individual (as defined by the plan and to the extent permitted by applicable law): incentive stock options (“ISOs”) and NQSOs; stock appreciation rights (“SARs”); restricted stock; RSUs; performance awards; cash-based awards and other share-based awards. Upon its adoption, the 2021 Equity Plan provided that up to 9,433,000 shares may be issued pursuant to awards granted under the 2021 Equity Plan (the “Share Limit”); provided, that, the Share Limit shall be automatically increased on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030 in an amount equal to the lesser of (x) 5% of the total number of shares outstanding on the last day of the immediately preceding calendar year, and (y) such number of shares as determined by the Board of Directors, and no more than 9,433,000 shares may be issued upon the exercise of ISOs. As of September 30, 2023, 8,303,713 shares were available for issuance pursuant to future granted awards under the 2021 Equity Plan.
Stock Options
Options issued under the 2021 Equity Plan generally vest on various schedules over one to four-year periods on the anniversary of the grant date, subject to continued employment with the Company through the applicable vesting date. Options issued under the 2021 Equity Plan generally expire ten years after the grant date.
The table below provides a summary of stock option activity under the 2021 Equity Plan for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	4,387,501	$22.91	8.81	$—
Granted	909,431	12.77
Forfeited / Expired	—	—
Exercised	—	—
Outstanding at September 30, 2023	5,296,932	$21.17	8.30	$7,516
Exercisable at September 30, 2023	1,779,123	$22.98	7.99	$—
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
The table below provides a summary of restricted stock activity under the 2021 Equity Plan for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Fair Value (per share)
Unvested at December 31, 2022	3,421,920	$20.32
Granted	2,177,482	12.46
Forfeited / Cancelled	(306,240)	16.10
Vested	(792,403)	22.21
Unvested at September 30, 2023	4,500,759	$16.48
Restricted Stock Units
Restricted stock units issued under the 2021 Equity Plan in connection with the Company’s initial public offering vest 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date, subject to continued employment with the Company through the applicable vesting date. Additional grants of RSUs vest on various schedules over a one to four-year period on the anniversary of the grant date, subject to the continued employment with the Company through the applicable vesting date. Upon vesting, employees will receive shares of common stock in settlement of the units. The table below provides a summary of RSU activity under the 2021 Equity Plan for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Fair Value (per share)
Unvested at December 31, 2022	51,249	$21.18
Granted	93,026	14.36
Forfeited / Cancelled	(3,287)	17.99
Vested	(17,177)	22.87
Unvested at September 30, 2023	123,811	$15.79
Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (the “ESPP”) was launched on July 1, 2023. The ESPP allows eligible employees to voluntarily make after-tax contributions of up to 15% of such employee’s cash compensation for the purchase of the Company’s stock. Consecutive offering periods of six months in duration have been established, with the first one commencing on July 1, 2023. During each offering period, such contributions will be accumulated and applied to purchase shares at the end of the offering period. The purchase price for shares purchased in the initial offering period will be, and for subsequent offering periods will not be less than, 85% of the lesser of the closing price of the shares on the first day of the offering period or the last day of the offering period. During the three and nine months ended September 30, 2023, the amount the Company recorded for stock-based compensation expense associated with the ESPP was immaterial.
16.    Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Numerator:
Net income attributable to stockholders	$2,354	$9,303	$3,268	$27,110
Denominator:
Weighted average number of shares outstanding—basic	90,972,009	94,134,690	92,184,159	94,043,105
Weighted average additional shares assuming conversion of potential common shares	2,679,682	4,983,831	2,309,095	5,174,020
Weighted average common shares outstanding—diluted	93,651,691	99,118,521	94,493,254	99,217,125
Net income per share attributable to stockholders, basic	$0.03	$0.10	$0.04	$0.29
Net income per share attributable to stockholders, diluted	$0.03	$0.09	$0.03	$0.27
The following table summarizes the weighted average potentially dilutive securities that were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	5,296,932	8,964,397	5,064,658	8,964,397
Restricted stock	1,156,291	2,131,704	2,971,926	2,131,704
Restricted stock units	6,421	44,560	34,612	44,560
17.    Related Party Transactions
Goldman Sachs and some of its affiliates, each an affiliate of our Sponsor, are clients of the Company and the Company had sales to Goldman Sachs and some of its affiliates in the amount of $0.8 million and $1.2 million for the three months ended September 30, 2023 and 2022, respectively, and $2.5 million and $4.8 million for the nine months ended September 30, 2023 and 2022, respectively. Outstanding accounts receivable from Goldman Sachs as of September 30, 2023 and December 31, 2022 were $0.4 million and $0.2 million, respectively. Additionally, the Company is currently a party to a $75.0 million notional value interest rate swap through November 29, 2027 with J. Aron & Company LLC, a wholly-owned subsidiary of Goldman Sachs.
During the three months ended June 30, 2023, in connection with the Secondary Public Offering, the Company repurchased 1,000,000 shares of common stock for $11.7 million directly from BSPI, an affiliate of Goldman Sachs. See Note 14, “Equity” for discussion of the Secondary Public Offering and the share repurchase.
An affiliate of certain stockholders that, to the Company’s knowledge, collectively own greater than 10% of the Company’s outstanding shares of common stock (the “Stockholders”) is a client of the Company, and the Company had sales to an affiliate of the Stockholders in the amount of $0.1 million for the three months ended September 30, 2023 and 2022, and $0.2 million for the nine months ended September 30, 2023 and 2022. Outstanding accounts receivable from an affiliate of the Stockholders were less than $0.1 million as of September 30, 2023 and December 31, 2022.
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
Disaggregation of Revenues
The following tables set forth total revenue by type of service for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Screening services	$178,809	$197,870	$544,330	$591,900
Other services	1,757	1,429	5,894	4,962
Total revenue	$180,566	$199,299	$550,224	$596,862
The following table sets forth total revenue by geographic area in which the revenues and invoicing are recorded for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
United States	$153,577	$168,615	$465,517	$502,047
All other countries	26,989	30,684	84,707	94,815
Total revenue	$180,566	$199,299	$550,224	$596,862
Other than the U.S., no single country accounted for more than 10% of the Company’s total revenues during the three and nine months ended September 30, 2023 and 2022. Substantially all of the Company’s long-lived assets were located in the U.S. as of September 30, 2023 and December 31, 2022.
Contract Assets and Liabilities
Incremental costs of obtaining a contract with a customer are recognized as an asset if the benefit of such costs is expected to be longer than one year, with a majority of contracts being multi-year. Incremental costs include commissions to the sales force and are amortized over three years, as management estimates that this corresponds to the period over which a customer benefits from the contract. As of September 30, 2023 and

December 31, 2022, $3.3 million of deferred commissions are included in other current assets on the unaudited condensed consolidated balance sheets and approximately $2.8 million and $2.7 million, respectively, of deferred commissions are included in other noncurrent assets, net on the unaudited condensed consolidated balance sheets.
The Company did not have any material contract liabilities as of September 30, 2023 and December 31, 2022.
Concentrations
For the three and nine months ended September 30, 2023 and 2022, no single customer accounted for more than 10% of the Company’s revenue. No single customer had an accounts receivable balance greater than 10% of total accounts receivable as of September 30, 2023 and December 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by the forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2023 (“2022 Annual Report”) and in this Quarterly Report on Form 10-Q and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.
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
We offer an extensive suite of global products addressing a wide range of complex client needs, and we see compelling opportunities to continue extending our operating presence in other geographies. We believe we have a unique ability to translate client needs into superior local market solutions through a combination of portfolio depth and breadth, local know-how and language capabilities. Additionally, we view a targeted, disciplined approach to strategic mergers and acquisitions (“M&A”) as highly complementary to our other key growth objectives, compounding and/or accelerating related opportunities. Through our investments in technology, we have established a unified platform, allowing us to quickly integrate targets and drive synergies. Our core platform processes approximately 80% of our global revenue. We expect to continue to increase the revenue processed on our core platform in 2023. We expect Sterling’s proven track record of M&A—with 12 acquisitions over the last 12 years—to continue to support and elevate the various layers of our future growth profile.
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
Trends and Other Factors Affecting Our Performance
Macroeconomic and Job Environment
Our business is impacted by the overall economic environment and our clients’ hiring volumes. In the latter half of the third quarter of 2022, base growth began to moderate due to macroeconomic uncertainty related to factors including inflation, monetary policy and fiscal policy. This moderation has continued throughout 2023 during which we experienced a year-over-year decline in base business with our existing clients that offset positive trends in other revenue drivers, including growth from new clients, up-sell and cross-sell and retention. The ongoing macroeconomic factors have caused uncertainty among our clients and general populace of a future economic downturn or recession. Given the uncertain conditions, it is challenging to predict the hiring and turnover trends of our clients.
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
Recent Accounting Standards Updates
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
Operating Expenses
Our cost structure is flexible and provides us with operational leverage to be able to effectively adapt to changing client needs and broader economic events. Additionally, in 2021 and 2022, we implemented strategic structural changes in our business to improve operating leverage and accelerate modernizing our technological infrastructure including leveraging robotics process automation and artificial intelligence. We moved to a virtual-first strategy in 2020 and began to close or reduce the size of other offices globally and reduce our data center footprint as we executed moving our revenue to the cloud and streamlined our sales and operations organization for greater operational efficiency. Due to the success to date of the virtual-first strategy, we will continue our real estate consolidation efforts to exit or reduce the size of remaining offices during 2023. In the second quarter of 2023, we closed our former principal executive office and headquarters in New York and moved our headquarters to an existing administrative office in Ohio and closed or reduced the size of additional offices. As of September 30, 2023, we have closed or reduced the size of 23 offices globally since we launched our virtual first strategy.
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
Included within Corporate technology and production systems are non-capitalizable production system and corporate information technology expenses related to Project Ignite, a three-phase strategic investment initiative. Phase one of Project Ignite modernized client and candidate experiences and is complete. Phase two of Project Ignite, which was completed in 2022, focused on decommissioning our on-premises data centers and migrating our production systems and corporate information technological infrastructure to a managed service provider in the cloud and resulted in approximately 98% of our revenue being processed through platforms hosted in the cloud and allows us to consistently maintain 99.9% platform availability while being prepared to scale into the future. Phase three of Project Ignite was decommissioning of platforms purchased over the prior ten years and the migration of the clients to one global platform. This third and final phase, which was completed in the first quarter of 2023, unified our clients onto a single global platform. Our core platform now processes approximately 80% of our global revenue. We expect to continue to increase the revenue processed on our core platform in 2023.
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

Results of Operations
Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022
The following table sets forth certain historical consolidated and comparative financial information for the periods presented:

	Three Months Ended September 30,		Increase/ (Decrease)
(dollars in thousands, except per share amounts)	2023	2022	$	%
Revenues	$180,566	$199,299	$(18,733)	(9.4)%
Cost of revenues (exclusive of depreciation and amortization below)	95,882	106,422	(10,540)	(9.9)%
Corporate technology and production systems	11,329	13,715	(2,386)	(17.4)%
Selling, general and administrative	42,382	42,411	(29)	(0.1)%
Depreciation and amortization	15,875	16,570	(695)	(4.2)%
Impairments and disposals of long-lived assets	48	193	(145)	(75.1)%
Total operating expenses	165,516	179,311	(13,795)	(7.7)%
Operating income	15,050	19,988	(4,938)	(24.7)%
Interest expense, net	9,305	7,764	1,541	19.8%
Other income	(561)	(560)	1	0.2%
Total other expense, net	8,744	7,204	1,540	21.4%
Income before income taxes	6,306	12,784	(6,478)	(50.7)%
Income tax provision	3,952	3,481	471	13.5%
Net income	$2,354	$9,303	$(6,949)	(74.7)%
Net income margin	1.3%	4.7%		(340) bps
Net income per share—basic	$0.03	$0.10	$(0.07)	(70.0)%
Net income per share—diluted	$0.03	$0.09	$(0.06)	(66.7)%
Revenues
Revenues decreased by 9.4%, or $18.7 million, from $199.3 million for the three months ended September 30, 2022 to $180.6 million for the three months ended September 30, 2023. The 9.4% decrease in revenue was driven by a 11.9% decrease in organic constant currency revenue partially offset by 2.4% inorganic growth from the acquisitions of Socrates Limited and its affiliates (“Socrates”) and A-Check Global (“A-Check”) and a 0.1% favorable impact from fluctuations in foreign currency. The organic revenue decrease reflected a decline in existing client business of approximately 17% including base, cross-sell and up-sell, and net of attrition offset by new client growth of approximately 5%. Year-over-year decline in base business was driven by lower hiring volumes by our clients due to macroeconomic uncertainty. Our investments in technology and products, coupled with our best-in-class turnaround times and customer-first focus, enabled our gross retention rate to remain strong at approximately 95% for the last twelve months ended September 30, 2023. Pricing was relatively stable across the periods and not meaningful to the change in revenues.
Total revenue in our U.S. business decreased 8.9% year-over-year. This decline is primarily driven by Financial and Business Services, Industrials, and Tech and Media Verticals. Our international business experienced total revenue decline of 12.0% driven by a decline in base business partially offset by favorable foreign exchange fluctuation.
Cost of Revenues
Cost of revenues decreased by 9.9%, or $10.5 million, from $106.4 million for the three months ended September 30, 2022 to $95.9 million for the three months ended September 30, 2023. This was primarily driven by a $10.0 million decrease due to decreased volume, with the remaining decrease due to lower payroll and related costs as a result of fulfillment optimization and lower facilities costs due to the closure of certain fulfillment centers in the second quarter of 2023.

Cost of revenues as a percentage of revenues decreased by 30 basis points from 53.4% for the three months ended September 30, 2022 to 53.1% for the three months ended September 30, 2023 driven by lower payroll and related costs and facilities costs as a percentage of revenue.
Corporate Technology and Production Systems
Corporate technology and production systems decreased by 17.4%, or $2.4 million, from $13.7 million for the three months ended September 30, 2022 to $11.3 million for the three months ended September 30, 2023. These expenses include costs related to maintaining our corporate information technology infrastructure and non-capitalizable costs to develop and maintain our production systems. Costs related to maintaining our corporate information technology infrastructure decreased by $2.3 million from $7.0 million for the three months ended September 30, 2022 to $4.7 million for the three months ended September 30, 2023 primarily due to lower payroll and related expenses, lower telecommunications, software licenses, software maintenance support, and other expenses as a result of restructuring efforts. Costs to develop platform and product initiatives remained flat at $4.4 million for the three months ended September 30, 2022 and September 30, 2023. Costs related to maintaining our production systems remained flat at $2.3 million for the three months ended September 30, 2022 and September 30, 2023.
These expenses also include non-capitalizable costs related to Project Ignite. We incurred $1.3 million related to phase two and $2.9 million related to phase three during the three months ended September 30, 2022. The third and final phase of Project Ignite was completed in the first quarter of 2023. For more information about Project Ignite, please see “—Components of our Results of Operations—Operating Expenses—Corporate Technology and Production Systems.”
For the three months ended September 30, 2023, corporate technology and production systems expenses also include $0.6 million of restructuring-related charges to support our strategy refresh and the execution against Project Nucleus.
Selling, General and Administrative
Selling, general and administrative expenses remained flat at $42.4 million for the three months ended September 30, 2022 and September 30, 2023. Year-over-year, there was an increase in stock-based compensation of $3.5 million and an increase of $2.9 million of restructuring related charges of which $2.7 million related to charges to support our strategy refresh and execution against Project Nucleus. These year-over-year increases were partially offset by a $3.2 million decrease in payroll, bonus, commissions and other employee related costs due to reduction in headcount from restructuring efforts, a $2.6 million decrease in insurance, marketing, professional fees and other operating expenses as a result of cost optimization efforts, and a $0.7 million decrease as a result of reassessing the estimated fair value of contingent consideration as of September 30, 2023.
Depreciation and Amortization
Depreciation and amortization expense decreased by 4.2%, or $0.7 million, from $16.6 million for the three months ended September 30, 2022 to $15.9 million for the three months ended September 30, 2023, primarily due to a $1.8 million decrease in intangible asset amortization resulting from assets being fully amortized and new intangible assets being added at lower rates compared to those which became fully amortized in the period. This year-over-year decrease was partially offset by a $1.3 million increase in amortization of intangible assets acquired from the Socrates and A-Check acquisitions.
Interest Expense, Net
Interest expense increased by 19.8%, or $1.5 million, from $7.8 million for the three months ended September 30, 2022 to $9.3 million for the three months ended September 30, 2023 primarily due to the increase in interest rates. The realized gain or loss on interest rate swaps designated as hedging instruments that we entered into in February 2023 is included in interest expense. This realized gain was $0.8 million and was recorded as a reduction to interest expense. Amortization of the loan discount and deferred financing fees resulted in expense of $0.5 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively.
Income Tax Provision
Income tax provision increased $0.5 million from $3.5 million for the three months ended September 30, 2022 to $4.0 million for the three months ended September 30, 2023, resulting in an effective tax rate of 27.2% and 62.7%, respectively. The increase in the income tax provision is primarily due to an increase in permanent items, offset by the decrease in income before taxes. Income before taxes decreased $6.5 million from $12.8 million for the three months ended September 30, 2022 to $6.3 million for the three months ended September 30, 2023. For the three months ended September 30, 2023 and 2022, the effective rate differs from the statutory rate mainly due to a jurisdictional mix of earnings and permanent items.
Net Income and Net Income Margin
Net income decreased $6.9 million from $9.3 million for the three months ended September 30, 2022 to $2.4 million for the three months ended September 30, 2023. Net income margin decreased from 4.7% for the three months ended September 30, 2022 to 1.3% for the three months ended September 30, 2023.
The decrease in both net income and net income margin resulted primarily from lower revenues due to the macroeconomic environment, increased interest expense due to the rising interest rate environment, and increased income tax provision due to increase in permanent items.
Net Income per Share
Net income per share—basic decreased $0.07 per share from $0.10 per share for the three months ended September 30, 2022 to $0.03 per share for the three months ended September 30, 2023 and net income per share—diluted decreased $0.06 per share from $0.09 per share for the three months ended September 30, 2022 to $0.03 per share for the three months ended September 30, 2023 due to the decrease in net income.
Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022
The following table sets forth certain historical consolidated financial performance for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

	Nine Months Ended September 30,		Increase/ (Decrease)
(dollars in thousands, except per share amounts)	2023	2022	$	%
Revenues	$550,224	$596,862	$(46,638)	(7.8)%
Cost of revenues (exclusive of depreciation and amortization below)	292,692	314,954	(22,262)	(7.1)%
Corporate technology and production systems	34,709	38,806	(4,097)	(10.6)%
Selling, general and administrative	134,743	126,630	8,113	6.4%
Depreciation and amortization	47,117	56,598	(9,481)	(16.8)%
Impairments and disposals of long-lived assets	7,193	805	6,388	793.5%
Total operating expenses	516,454	537,793	(21,339)	(4.0)%
Operating income	33,770	59,069	(25,299)	(42.8)%
Interest expense, net	26,903	20,719	6,184	29.8%
Gain on interest rate swaps	—	(296)	296	N/M
Other income	(1,370)	(1,422)	(52)	(3.7)%
Total other expense, net	25,533	19,001	6,532	34.4%
Income before income taxes	8,237	40,068	(31,831)	(79.4)%
Income tax provision	4,969	12,958	(7,989)	(61.7)%
Net income	$3,268	$27,110	(23,842)	(87.9)%
Net income margin	0.6%	4.5%		(390) bps
Net income per share—basic	$0.04	$0.29	$(0.25)	(86.2)%
Net income per share—diluted	$0.03	$0.27	$(0.24)	(88.9)%
_________________________
N/M—Not meaningful.
Revenues
Revenues decreased by 7.8%, or $46.6 million, from $596.9 million for the nine months ended September 30, 2022 to $550.2 million for the nine months ended September 30, 2023. The 7.8% decrease in revenue was driven by a 9.8% decrease in organic constant currency revenue and a 0.4% unfavorable impact from fluctuations in foreign currency partially offset by 2.4% inorganic growth from the acquisitions of Socrates and A-Check. The organic revenue decrease reflected a decline in existing client business of approximately 15% including base, cross-sell and up-sell, and net of attrition offset by new client growth of approximately 5%. Year-over-year decline in base business was driven by lower hiring volumes by our clients due to macroeconomic uncertainty. Our investments in technology and products, coupled with our best-in-class turnaround times and customer-first focus, enabled our gross retention rate to remain strong at approximately 95% for the last twelve months ended September 30, 2023. Pricing was relatively stable across the periods and not meaningful to the change in revenues.
Total revenue in our U.S. business decreased 7.3% year-over-year. We experienced growth in our Healthcare Vertical, however, this growth was primarily offset by declines in our Financial and Business Services, Tech and Media, and Contingent Verticals. Our international business experienced total revenue decline of 10.7% driven by a decline in base business combined with the unfavorable foreign exchange fluctuation.
Cost of Revenues
Cost of revenues decreased by 7.1%, or $22.3 million, from $315.0 million for the nine months ended September 30, 2022 to $292.7 million for the nine months ended September 30, 2023. This was primarily driven by a $24.6 million decrease due to decreased volume partially offset by $2.3 million of higher costs of which $0.6 million was accelerated costs related to the completion of the Employment Background Investigations, Inc. (“EBI”) platform migration, and the remaining $1.7 million includes facilities costs due to accelerated rent for the closure of certain fulfillment centers in the second quarter of 2023 and higher third-party vendor and hosting costs as a percentage of revenue, because a proportion of costs are fixed.
Cost of revenues as a percentage of revenues increased by 40 basis points from 52.8% for the nine months ended September 30, 2022 to 53.2% for the nine months ended September 30, 2023 driven by the accelerated costs related to the completion of the EBI platform migration and rent recorded on decommissioned fulfillment centers and higher fulfillment and hosting costs as a percentage of revenue.
Corporate Technology and Production Systems
Corporate technology and production systems decreased by 10.6%, or $4.1 million, from $38.8 million for the nine months ended September 30, 2022 to $34.7 million for the nine months ended September 30, 2023. These expenses include costs related to maintaining our corporate information technology infrastructure and non-capitalizable costs to develop and maintain our production systems.
Costs related to maintaining our corporate information technology infrastructure decreased by $4.6 million from $19.4 million for the nine months ended September 30, 2022 to $14.9 million for the nine months ended September 30, 2023 primarily due to lower payroll and related expenses, lower telecommunications, software maintenance support, software licenses, and other expenses as a result of restructuring efforts. Costs to develop platform and product initiatives increased slightly from $12.8 million for the nine months ended September 30, 2022 to $13.1 million for the nine months ended September 30, 2023. Costs related to maintaining our production systems increased slightly from $6.6 million for the nine months ended September 30, 2022 to $6.8 million for the nine months ended September 30, 2023.
These expenses also include non-capitalizable costs related to Project Ignite. We incurred $3.7 million related to phase two and $7.5 million related to phase three during the nine months ended September 30, 2022, and $3.1 million related to phase three during the nine months ended September 30, 2023. The third and final phase of Project Ignite was completed in the first quarter of 2023. For more information about Project Ignite, please see “—Components of our Results of Operations—Operating Expenses—Corporate Technology and Production Systems.”
For the nine months ended September 30, 2023, corporate technology and production systems expenses also include $1.2 million of restructuring-related charges to support our strategy refresh and the execution against Project Nucleus.
Selling, General and Administrative
Selling, general and administrative expenses increased by 6.4%, or $8.1 million, from $126.6 million for the nine months ended September 30, 2022 to $134.7 million for the nine months ended September 30, 2023. The year-over-year increase was primarily driven by an increase in stock-based compensation of $9.6 million, a $8.9 million increase in restructuring related charges of which $7.5 million includes charges to support our strategy refresh and the execution against Project Nucleus, and $1.4 million relates to accelerated rent and facilities costs in connection with office closures. Additional year-over-year increases include $3.9 million in professional fees and transaction related expenses to support the Socrates and A-Check acquisitions as well as the secondary public offering executed in June 2023. These year-over-year increases were partially offset by a $9.9 million decrease in payroll, bonus, commissions and other employee related costs due to reduction in headcount from restructuring efforts and a $4.4 million decrease in insurance, marketing, other professional fees and other operating expenses as a result of cost optimization efforts, and a $0.7 million decrease as a result of reassessing the estimated fair value of contingent consideration as of September 30, 2023.

Depreciation and Amortization
Depreciation and amortization expense decreased by 16.8%, or $9.5 million, from $56.6 million for the nine months ended September 30, 2022 to $47.1 million for the nine months ended September 30, 2023, primarily due to a $12.4 million decrease in intangible asset amortization resulting from assets being fully amortized and new intangible assets being added at lower rates compared to those which became fully amortized in the period and a $0.2 million decrease in depreciation expense as a result of fixed asset disposals in connection with office closures. This year-over-year decrease was partially offset by a $3.5 million increase in amortization of intangible assets acquired from the Socrates and A-Check acquisitions.
Impairments and Disposals of Long-Lived Assets
Impairments and disposals of long-lived assets increased by $6.4 million from $0.8 million for the nine months ended September 30, 2022 to $7.2 million for the nine months ended September 30, 2023. The impairments and disposals of long-lived assets during the nine months ended September 30, 2023 primarily resulted from a $5.3 million impairment charge on ROU assets and $1.8 million of asset disposals in connection with our real estate consolidation efforts.
Interest Expense, Net
Interest expense increased by 29.8%, or $6.2 million, from $20.7 million for the nine months ended September 30, 2022 to $26.9 million for the nine months ended September 30, 2023 primarily due to the increase in interest rates. The realized gain or loss on interest rate swaps designated as hedging instruments that we entered into in February 2023 is included in interest expense. This realized gain was $1.4 million and was recorded as a reduction to interest expense. Amortization of the loan discount and deferred financing fees resulted in expense of $1.4 million for the nine months ended September 30, 2023 and 2022.
Gain on Interest Rate Swaps
Gain on interest rate swaps totaled $0.3 million for the nine months ended September 30, 2022 due to a mark-to-market gain of $4.1 million partially offset by a realized loss of $3.8 million. The historical non-designated derivative interest rate swaps expired in June 2022.
Income Tax Provision
Income tax provision decreased by $8.0 million from $13.0 million for the nine months ended September 30, 2022 to $5.0 million for the nine months ended September 30, 2023, resulting in an effective tax rate of 32.3% and 60.3%, respectively. The decrease in income tax provision is primarily due to the decrease in income before taxes. Income before taxes decreased $31.8 million from $40.1 million for the nine months ended September 30, 2022 to $8.2 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2023 and 2022, the effective rate differs from the statutory rate mainly due to a jurisdictional mix of earnings and permanent items.
Net Income and Net Income Margin
Net income decreased by $23.8 million from $27.1 million for the nine months ended September 30, 2022 to $3.3 million for the nine months ended September 30, 2023. Net income margin decreased from 4.5% for the nine months ended September 30, 2022 to 0.6% for the nine months ended September 30, 2023.
The decrease in both net income and net income margin resulted primarily from lower revenues due to the macroeconomic environment, impairments of long-lived assets incurred in the second quarter due to office closures, restructuring and offering expenses, and increased interest expense due to the rising interest rate environment.
Net Income per Share
Net income per share—basic decreased $0.25 per share from $0.29 per share for the nine months ended September 30, 2022 to $0.04 per share for the nine months ended September 30, 2023 and net income per share—diluted decreased $0.24 per share from $0.27 per share for the nine months ended September 30, 2022 to $0.03 per share for the nine months ended September 30, 2023 due to the decrease in net income.
Non-GAAP Financial Measures
This Quarterly Report on Form 10-Q contains “non-GAAP financial measures,” which are financial measures that are not calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Specifically, we make use of the non-GAAP financial measures “organic constant currency revenue growth (decline)”, “Adjusted EBITDA,” “Adjusted EBITDA Margin,” “Adjusted Net Income,” “Adjusted Earnings Per Share” and “Free Cash Flow” to assess the performance of our business.
Organic constant currency revenue growth (decline) is calculated by adjusting for inorganic revenue growth (decline), which is defined as the impact to revenue growth (decline) in the current period from M&A activity that has occurred over the past twelve months, and converting the current period revenue at foreign currency exchange rates consistent with the prior period. For the three and nine months ended September 30, 2023, we have provided the impact of revenue from the acquisitions of Socrates and A-Check during the first quarter of 2023 and for the three and nine months ended September 30, 2022, we have provided the impact of revenue from the acquisition of EBI in November 2021. We present organic constant currency revenue growth (decline) because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance; however, it has limitations as an analytical tool, and you should not consider such a measure either in isolation or as a substitute for analyzing our results as reported under GAAP. In particular, organic constant currency revenue growth (decline) does not reflect M&A activity or the impact of foreign currency exchange rate fluctuations.
Adjusted EBITDA is defined as net income (loss) adjusted for provision (benefit) for income taxes, interest expense, depreciation and amortization, stock-based compensation, transaction expenses related to the IPO, one-time public company transition expenses and costs associated with financing transactions, M&A activity, optimization and restructuring, technology transformation costs, foreign currency (gains) and losses and other costs affecting comparability. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue for the applicable period. We present Adjusted EBITDA and Adjusted EBITDA Margin because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management and our board of directors use Adjusted EBITDA and Adjusted EBITDA Margin to evaluate the factors and trends affecting our business to assess our financial performance and in preparing and approving our annual budget and believe they are helpful in highlighting trends in our core operating performance. Further, our executive incentive compensation is based in part on components of Adjusted EBITDA. Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tools and should not be considered in isolation or as substitutes for our results as reported under GAAP. Adjusted EBITDA excludes items that can have a significant effect on our profit or loss and should, therefore, be considered only in conjunction with net income (loss) for the period. Because not all companies use identical calculations, these measures may not be comparable to other similarly titled measures of other companies.
Adjusted Net Income is a non-GAAP profitability measure. Adjusted Net Income is defined as net income (loss) adjusted for amortization of acquired intangible assets, stock-based compensation, transaction expenses related to the IPO, one-time public company transition expenses and costs associated with financing transactions, M&A activity, optimization and restructuring, technology transformation costs, and certain other costs affecting comparability, adjusted for the applicable tax rate. Adjusted Earnings Per Share is defined as Adjusted Net Income divided by diluted weighted average shares for the applicable period. We present Adjusted Net Income and Adjusted Earnings Per Share because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding certain material non-cash items and unusual items that we do not expect to continue at the same level in the future. Our management believes that the inclusion of supplementary adjustments to net income (loss) applied in presenting Adjusted Net Income provide additional information to investors about certain material non-cash items and about items that we do not expect to continue at the same level in the future. Adjusted Net Income and Adjusted Earnings Per Share have limitations as analytical tools, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under GAAP.
Free Cash Flow is defined as Net Cash provided by (used in) Operating Activities minus purchases of property and equipment and purchases of intangible assets and capitalized software. We present Free Cash Flow because we believe it provides cash available for strategic measures, after making necessary capital investments in property and equipment to support ongoing business operations, and provides investors with the same measures that management uses as the basis for making resource allocation decisions. Free Cash Flow has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Historically, we presented Adjusted Free Cash Flow, defined as Net Cash provided by (used in) Operating Activities minus purchases of property and equipment and purchases of intangible assets and capitalized software and reflecting adjustments for one-time, cash, non-operating expenses related to the IPO. As there are no adjustments related to the IPO for the three and nine months ended September 30, 2023 and 2022, nor in the subsequent periods from such dates, management believes that Free Cash Flow is a more relevant measure.
Organic Constant Currency Revenue Growth (Decline)
The following table reconciles revenue growth (decline), the most directly comparable GAAP measure, to organic constant currency revenue growth (decline) for the periods presented. For the three and nine months ended September 30, 2022, we have provided the impact of revenue from the acquisition of EBI. For the three and nine months ended September 30, 2023, we have provided the impact of revenue from the acquisitions of Socrates and A-Check.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reported revenue (decline) growth	(9.4)%	17.5%	(7.8)%	27.5%
Inorganic revenue growth(1)	2.4%	6.7%	2.4%	7.4%
Impact from foreign currency exchange(2)	0.1%	(1.6)%	(0.4)%	(1.2)%
Organic constant currency revenue (decline) growth	(11.9)%	12.4%	(9.8)%	21.3%
_________________________
(1)Impact to revenue growth (decline) in the current period from M&A activity that has occurred over the past twelve months.
(2)Impact to revenue growth (decline) in the current period from fluctuations in foreign currency exchange rates.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA decreased by 10.4%, or $5.5 million, from $53.1 million for the three months ended September 30, 2022 to $47.6 million for the three months ended September 30, 2023. Adjusted EBITDA Margin decreased by 30 basis points year-over-year from 26.6% for the three months ended September 30, 2022 to 26.3% for the three months ended September 30, 2023. The decrease in Adjusted EBITDA and Adjusted EBITDA Margin was predominantly driven by a decline in revenues due to macroeconomic uncertainty resulting in moderation in our base revenue, partially offset by lower costs driven by volume and our cost optimization efforts.
Adjusted EBITDA decreased by 9.0%, or $14.1 million, from $157.2 million for the nine months ended September 30, 2022 to $143.1 million for the nine months ended September 30, 2023. Adjusted EBITDA Margin decreased by 30 basis points year-over-year from 26.3% for the nine months ended September 30, 2022 to 26.0% for the nine months ended September 30, 2023. The decrease in Adjusted EBITDA and Adjusted EBITDA Margin was predominantly driven by a decline in revenues due to macroeconomic uncertainty resulting in moderation in our base revenue, partially offset by lower costs driven by volume and our cost optimization efforts.
The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Net income	$2,354	$9,303	$3,268	$27,110
Income tax provision	3,952	3,481	4,969	12,958
Interest expense, net	9,305	7,764	26,903	20,719
Depreciation and amortization	15,875	16,570	47,117	56,598
Stock-based compensation	9,783	6,293	27,184	17,424
Transaction expenses(1)	2,238	2,809	10,497	6,591
Restructuring(2)	4,018	2,730	18,781	3,912
Technology transformation(3)	256	4,767	3,668	13,066
Settlements impacting comparability(4)	—	213	—	213
Gain on interest rate swaps(5)	—	—	—	(296)
Other(6)	(225)	(832)	721	(1,089)
Adjusted EBITDA	$47,556	$53,098	$143,108	$157,206
Adjusted EBITDA Margin	26.3%	26.6%	26.0%	26.3%
_________________________

(1)Consists of transaction expenses related to M&A, associated earn-outs, costs related to the preparation of the IPO, one-time public company transition expenses and fees associated with financing transactions. For the three months ended September 30, 2023, costs consisted primarily of $1.5 million of M&A related costs for the acquisitions of Socrates and A-Check and $0.7 million of costs of one-time public company transition expenses and ancillary non-recurring public company expenses. For the three months ended September 30, 2022, costs consisted primarily of $1.3 million of one-time public company transition expenses and $1.5 million in costs related to M&A. For the nine months ended September 30, 2023, costs consisted primarily of $6.1 million of M&A related costs for the acquisitions of Socrates and A-Check, $1.2 million of M&A costs for the EBI acquisition primarily due to the acceleration of contract costs related to the completion of the EBI platform migration, and $3.2 million of registration statement costs, costs to support the secondary public offering in June 2023, one-time public company transition expenses and expenses related to executing our interest rate swap. For the nine months ended September 30, 2022, costs consisted primarily of $4.0 million of one-time public company transition expenses and $2.6 million in costs related to M&A.
(2)Consists of restructuring-related costs, including executive recruiting and severance charges, and lease termination costs and disposal of fixed assets related to our real estate consolidation efforts. Beginning in 2020, we began executing a virtual-first strategy, closing offices and reducing office space globally. In 2022, we began executing on a restructuring program to realign senior leadership and functions with the goal of elevating our go-to-market strategy and accelerating our technology and product innovation. At the end of 2022, we also launched Project Nucleus which we expect to drive meaningful cost savings and efficiency gains in our cost of revenues. For the three months ended September 30, 2023, costs consisted of $3.4 million of restructuring-related charges and $0.6 million in connection with executing against our real estate consolidation program. For the three months ended September 30, 2022, costs consisted of approximately $2.0 million of restructuring-related executive recruiting and severance charges as well as one one-time consulting and other costs and $0.7 million in expenses related to our real estate consolidation program primarily related to the exit of EBI’s office. For the nine months ended September 30, 2023, costs consisted of $9.9 million in connection with executing against our real estate consolidation program which included a $5.3 million impairment charge on ROU assets, $2.5 million of accelerated rent, facilities costs and other charges in connection with office closures, as well as $1.8 million of fixed asset disposals and $8.9 million of restructuring-related charges. For the nine months ended September 30, 2022, costs consisted of approximately $2.0 million of restructuring-related executive recruiting and severance charges as well as one one-time consulting and other costs and $1.7 million in expenses related to our real estate consolidation program, primarily due to the exit of EBI’s office.
(3)Includes costs related to technology modernization, as well as costs related to decommissioning of on-premise production systems and redundant fulfillment systems of acquired companies and the migration to our platform. We believe that these costs are discrete and non-recurring in nature, as they relate to a one-time restructuring and decommissioning of our on-premise production systems and corporate technological infrastructure and the move to a managed service provider, decommissioning redundant fulfillment systems and modernizing internal functional systems. As such, they are not normal, recurring operating expenses and are not reflective of ongoing trends in the cost of doing business. The significant majority of these are related to the last two phases of Project Ignite, a three-phase strategic investment initiative launched in 2019 to create an enterprise-class global platform, with the remainder related to an investment made to modernize internal functional systems in preparation for our public company infrastructure. Phase two of Project Ignite was completed in 2022 and phase three of Project Ignite was completed in the first quarter of 2023. For the three months ended September 30, 2023, $0.3 million related to decommissioning of the redundant production and fulfillment systems of A-Check and the redundant fulfillment systems of Socrates. For the three months ended September 30, 2022, investment related to Project Ignite was $4.2 million and the remaining $0.6 million related to costs for decommissioning of the on-premise production system and decommissioning of the redundant fulfillment system of EBI and migrating onto our platform. For the nine months ended September 30, 2023, investment related to the conclusion of Project Ignite was $3.1 million and the remaining $0.6 million related to costs for decommissioning of the on-premise production system and decommissioning of the redundant fulfillment system of EBI and migrating onto our platform and decommissioning costs of the A-Check and Socrates systems. For the nine months ended September 30, 2022, investment related to Project Ignite was $11.1 million and the remaining $1.9 million related to costs for decommissioning of the on-premise production system and decommissioning of the redundant fulfillment system of EBI and migrating onto our platform.
(4)Consists of non-recurring settlements and the related legal fees impacting comparability.
(5)Consists of gains or losses on historical non-designated derivative interest rate swaps. See Part I. Item 3. “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” for additional information on interest rate swaps.
(6)Consists of gains or losses on foreign currency transactions and impairment of capitalized software.
The following table presents the calculation of Net income margin and Adjusted EBITDA Margin for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Net income	$2,354	$9,303	$3,268	$27,110
Adjusted EBITDA	$47,556	$53,098	$143,108	$157,206
Revenues	$180,566	$199,299	$550,224	$596,862
Net income margin	1.3%	4.7%	0.6%	4.5%
Adjusted EBITDA Margin	26.3%	26.6%	26.0%	26.3%
Adjusted Net Income and Adjusted Earnings Per Share
Adjusted Net Income decreased by 15.2%, or $4.4 million, from $29.2 million for the three months ended September 30, 2022 to $24.7 million for the three months ended September 30, 2023. Adjusted Earnings Per Share—basic decreased by 12.9%, or $0.04 per share, from $0.31 per share for the three months ended September 30, 2022 to $0.27 per share for the three months ended September 30, 2023. Adjusted Earnings Per Share—diluted decreased from $0.29 per share for the three months ended September 30, 2022 to $0.26 per share for the three months ended September 30, 2023. The decrease in Adjusted Net Income, Adjusted Earnings Per Share—basic, and Adjusted Earnings Per Share—diluted was primarily driven by the decline in revenues due to macroeconomic uncertainty resulting in moderation in our base revenue, partially offset by lower costs driven by volume and our cost optimization efforts.
Adjusted Net Income decreased by 13.8%, or $11.8 million, from $86.1 million for the nine months ended September 30, 2022 to $74.2 million for the nine months ended September 30, 2023. Adjusted Earnings Per Share—basic decreased by 12.0%, or $0.11 per share, from $0.92 per share for the nine months ended September 30, 2022 to $0.81 per share for the nine months ended September 30, 2023. Adjusted Earnings Per Share—diluted decreased from $0.87 per share for the nine months ended September 30, 2022 to $0.79 per share for the nine months ended September 30, 2023. The decrease in Adjusted Net Income, Adjusted Earnings Per Share—basic, and Adjusted Earnings Per Share—diluted was primarily driven by the decline in revenues due to macroeconomic uncertainty resulting in moderation in our base revenue partially offset by lower costs driven by volume and our cost optimization efforts.
The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income and Adjusted Earnings Per Share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net income	$2,354	$9,303	$3,268	$27,110
Income tax provision	3,952	3,481	4,969	12,958
Income before income taxes	6,306	12,784	8,237	40,068
Amortization of acquired intangible assets	10,621	10,903	31,307	38,030
Stock-based compensation	9,783	6,293	27,184	17,424
Transaction expenses(1)	2,238	2,809	10,497	6,591
Restructuring(2)	4,018	2,730	18,781	3,912
Technology transformation(3)	256	4,767	3,668	13,066
Settlements impacting comparability(4)	—	213	—	213
Gain on interest rate swaps(5)	—	—	—	(296)
Other(6)	(225)	(832)	721	(1,089)
Adjusted Net Income before income tax effect	32,997	39,667	100,395	117,919
Income tax effect(7)	8,263	10,496	26,171	31,848
Adjusted Net Income	$24,734	$29,171	$74,224	$86,071
Net income per share—basic	$0.03	$0.10	$0.04	$0.29
Net income per share—diluted	$0.03	$0.09	$0.03	$0.27
Adjusted Earnings Per Share—basic	$0.27	$0.31	$0.81	$0.92
Adjusted Earnings Per Share—diluted	$0.26	$0.29	$0.79	$0.87
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

(5)Consists of gains or losses on historical non-designated derivative interest rate swaps. See Part I. Item 3. “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” for additional information on interest rate swaps.
(6)Consists of gains or losses on foreign currency transactions and impairment of capitalized software.
(7)Normalized effective tax rates of 25.0% and 26.5% have been used to compute Adjusted Net Income for the three months ended September 30, 2023 and 2022, respectively. Normalized effective tax rates of 26.1% and 27.0% have been used to compute Adjusted Net Income for the nine months ended September 30, 2023 and 2022, respectively. As of December 31, 2022, we had net operating loss carryforwards of approximately $16.3 million for federal income tax purposes and deferred tax assets of approximately $6.3 million related to state and foreign income tax loss carryforwards available to reduce future income subject to income taxes. The amount of actual cash taxes we pay for federal, state, and foreign income taxes differs significantly from the effective income tax rate computed in accordance with GAAP, and from the normalized rate shown above.
The following table reconciles net income per share, the most directly comparable GAAP measure, to Adjusted Earnings Per Share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Net income	$2,354	$9,303	$3,268	$27,110
Weighted average number of shares outstanding—basic	90,972,009	94,134,690	92,184,159	94,043,105
Weighted average number of shares outstanding—diluted	93,651,691	99,118,521	94,493,254	99,217,125
Net income per share—basic	$0.03	$0.10	$0.04	$0.29
Net income per share—diluted	$0.03	$0.09	$0.03	$0.27

Adjusted Net Income	$24,734	$29,171	$74,224	$86,071
Weighted average number of shares outstanding—basic	90,972,009	94,134,690	92,184,159	94,043,105
Weighted average number of shares outstanding—diluted	93,651,691	99,118,521	94,493,254	99,217,125
Adjusted Earnings Per Share—basic	$0.27	$0.31	$0.81	$0.92
Adjusted Earnings Per Share—diluted	$0.26	$0.29	$0.79	$0.87

The following table presents the calculation of Adjusted Diluted Earnings Per Share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income per share—diluted	$0.03	$0.09	$0.03	$0.27
Adjusted Net Income adjustments per share
Income tax provision	0.04	0.04	0.06	0.13
Amortization of acquired intangible assets	0.11	0.11	0.33	0.38
Stock-based compensation	0.11	0.06	0.29	0.18
Transaction expenses(1)	0.02	0.03	0.11	0.07
Restructuring(2)	0.04	0.03	0.20	0.04
Technology transformation(3)	0.00	0.05	0.04	0.13
Settlements impacting comparability(4)	—	0.00	—	0.00
Gain on interest rate swaps(5)	—	—	—	0.00
Other(6)	0.00	(0.01)	0.01	(0.01)
Income tax effect(7)	(0.09)	(0.11)	(0.28)	(0.32)
Adjusted Earnings Per Share—diluted	$0.26	$0.29	$0.79	$0.87
Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding—diluted (GAAP)	93,651,691	99,118,521	94,493,254	99,217,125
Options not included in weighted average number of shares outstanding—diluted (GAAP) (using treasury stock method)	—	—	—	—
Weighted average number of shares outstanding—diluted (non-GAAP) (using treasury stock method)	93,651,691	99,118,521	94,493,254	99,217,125
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
(5)Consists of gains or losses on historical non-designated derivative interest rate swaps. See Part I. Item 3. “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” for additional information on interest rate swaps.
(6)Consists of gains or losses on foreign currency transactions and impairment of capitalized software.
(7)Normalized effective tax rates of 25.0% and 26.5% have been used to compute Adjusted Net Income for the three months ended September 30, 2023 and 2022, respectively. Normalized effective tax rates of 26.1% and 27.0% have been used to compute Adjusted Net Income for the nine months ended September 30, 2023 and 2022, respectively. As of December 31, 2022, we had net operating loss carryforwards of approximately $16.3 million for federal income tax purposes and deferred tax assets of approximately $6.3 million related to state and foreign income tax loss carryforwards available to reduce future income subject to income taxes. The amount of actual cash taxes we pay for federal, state, and foreign income taxes differs significantly from the effective income tax rate computed in accordance with GAAP, and from the normalized rate shown above.

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
Our primary liquidity requirements are for working capital, debt principal and interest obligations, continued investments in software development and other capital expenditures, and other strategic investments. In the third quarter of 2023, we fully utilized our remaining U.S. federal income tax net operating loss carryforwards. As a result, income taxes will become a material use of funds, depending on our future profitability, and future tax rates. Our liquidity needs are met primarily through existing balance sheet cash, cash flows from operations, as well as funds available under our revolving credit facility. Our cash flows from operations include cash received from customers, less cash costs to provide services to our customers, which includes general and administrative costs and interest payments.
Our capital expenditures can vary depending on the timing of the development of new products and services and technological enhancement-related investments. Capital expenditures, excluding acquisitions, for the nine months ended September 30, 2023 and 2022 were approximately $14.7 million and $15.7 million, respectively, primarily related to capitalizable software development.
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
As of December 31, 2022, we had cash and cash equivalents of approximately $103.1 million. As of September 30, 2023, we had cash and cash equivalents of approximately $49.9 million. We used $49.2 million (net of cash acquired) primarily to purchase Socrates and A-Check and $46.0 million to repurchase shares of our common stock in the first nine months of 2023. All cash and cash equivalents are held with independent financial institutions with a minimum credit rating of “A” as defined by the three main credit rating agencies. As of September 30, 2023, all cash and cash equivalents were held in accounts with banks such that the funds are immediately available or in fixed term deposits with a maximum maturity of three months. The bank failures of Silicon Valley Bank, Signature Bank and First Republic Bank earlier this year created significant market disruption and uncertainty within the U.S. banking sector, in particular with respect to regional banks. We hold minimal cash balances with regional banks in the U.S. We have a robust and disciplined cash management process to protect our cash, maintain financial stability and diversify as we deem appropriate.
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
Amounts outstanding under the 2022 Credit Agreement bear interest under either of the following two rates, elected in advance by the Borrower: (1) a base rate (equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 1⁄2 of 1% and (c) the one-month adjusted term SOFR rate plus 1%); or (2) an adjusted term SOFR rate (equal to the sum of (a) term SOFR plus (b) 0.10%), in each case, plus a tiered floating interest rate margin based on the net leverage ratio of the Borrower and its subsidiaries. Interest on adjusted term SOFR borrowings is payable on the last business day of the one, three or six-month interest period selected by the Borrower (except in the case of a six-month election, in which case it is payable on the last business day of the third and sixth month). Interest on base rate borrowings is payable on the last business day of each quarter. The applicable interest rate at September 30, 2023 was 7.67%.
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
As of September 30, 2023, amounts outstanding under the 2022 Credit Agreement totaled $499.9 million and we had $194.5 million of capacity remaining under the Revolving Credit Facility and outstanding letters of credit in the amount of $0.7 million.
Off-Balance Sheet Arrangements
As of September 30, 2023, we did not have any off-balance sheet arrangements.

Cash Flows
The following table presents a summary and comparison of our condensed consolidated cash flows from operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$65,676	$73,598
Net cash used in investing activities	(63,830)	(15,672)
Net cash used in financing activities	(53,572)	(3,009)
Effect of exchange rate changes on cash	(1,492)	(3,725)
Net change in cash and cash equivalents	(53,218)	51,192
Cash and cash equivalents at beginning of period	103,095	47,998
Cash and cash equivalents at end of period	$49,877	$99,190
Operating Activities
Net cash provided by operating activities of $65.7 million for the nine months ended September 30, 2023 reflects the adjustment to net income for non-cash charges totaling $83.0 million, primarily driven by $47.1 million of depreciation and amortization and $27.2 million of stock-based compensation. Changes in operating assets and liabilities for the nine months ended September 30, 2023 reduced cash flow from operating activities by $22.0 million.
Net cash provided by operating activities of $73.6 million for the nine months ended September 30, 2022 reflects the adjustment to net income for non-cash charges totaling $76.4 million, primarily driven by $56.6 million of depreciation and amortization, $17.4 million of stock-based compensation and $4.9 million of deferred income taxes partially offset by $4.1 million of changes in the fair value of derivatives and $1.8 million of unrealized translation gain on investment in foreign subsidiaries. Changes in operating assets and liabilities for the nine months ended September 30, 2022 reduced cash flow from operating activities by $29.9 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 and 2022 was $63.8 million and $15.7 million, respectively. Net cash used in investing activities for the nine months ended September 30, 2023 primarily consisted of $49.2 million of cash used for acquisitions, net of cash acquired, in addition to an $13.4 million investment in capitalized software. Net cash used in investing activities for the nine months ended September 30, 2022 consisted of a $11.7 million investment in capitalized software and $4.0 million in purchases of computer hardware and other property and equipment.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2023 was $53.6 million consisting primarily of $46.0 million of share repurchases and $5.6 million of payments of long-term debt. Net cash used in financing activities for the nine months ended September 30, 2022 was $3.0 million.
Free Cash Flow
For the nine months ended September 30, 2023, we generated $50.9 million of Free Cash Flow compared to $57.9 million for the nine months ended September 30, 2022. The decrease in Free Cash Flow compared to the prior year period was driven by lower operating income and higher interest expense, partially offset by increased cash from interest rate swaps.

The following table reconciles net cash flow provided by operating activities, the most directly comparable GAAP measure, to Free Cash Flow for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$65,676	$73,598
Purchases of intangible assets and capitalized software	(13,364)	(11,719)
Purchases of property and equipment	(1,377)	(3,978)
Free Cash Flow	$50,935	$57,901
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates, assumptions and judgments about future events that can affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2022 Annual Report for a description of our critical accounting estimates and Note 2, “Summary of Significant Accounting Policies” to our 2022 consolidated financial statements in our 2022 Annual Report for our significant accounting policies. There were no significant changes to our critical accounting estimates for the nine months ended September 30, 2023.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency and Derivative Risk
We from time to time enter into foreign currency options and forward contracts to mitigate the foreign exchange risk on expected future cash outlays to fund our fulfillment centers. We have, in the past, hedged our Indian rupee denominated expenses through foreign exchange contracts. These contracts were designated as cash flow hedges and qualified for hedge accounting under GAAP. As of September 30, 2023 and December 31, 2022, we did not have any outstanding foreign currency options or forward contracts. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is also presented in the same line of the unaudited condensed consolidated statements of operations and comprehensive income as the earnings effect of the hedged transaction. During the three and nine months ended September 30, 2023 and 2022, there were no such gains or losses.
Credit Risk
As of September 30, 2023 and December 31, 2022, we had accounts receivable, net of allowance for expected credit losses, of $151.9 million and $139.6 million, respectively. For the three and nine months ended September 30, 2023 and 2022, no single client accounted for more than 3% of our revenue. No single client had an accounts receivable balance greater than 3% of total accounts receivable as of September 30, 2023 and December 31, 2022.
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings, under our 2015 Credit Agreement through November 2022 and under our 2022 Credit Agreement subsequent to the refinancing. Our 2015 Credit Agreement accrued interest at either (1) an applicable rate of 2.5% plus the greater of (a) the prime rate or (b) the federal funds rate plus 1/2 of 1% (c) the one-month LIBOR plus 1%, or (d) a 2% floor; (2) an applicable rate of 3.5% plus one-month LIBOR which is subject to a 1% floor. Amounts outstanding under the 2022 Credit Agreement bear interest under either of the following two rates, elected in advance by us: (1) a base rate (equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 1⁄2 of 1% and (c) the one-month adjusted term SOFR rate plus 1%); or (2) an adjusted term SOFR rate (equal to the sum of (a) term SOFR plus (b) 0.10%), in each case, plus a tiered floating interest rate margin based on the net leverage ratio. Our borrowings as of September 30, 2023 and December 31, 2022 accrued interest at 7.67% and 6.76%, respectively, based on an adjusted term SOFR rate (equal to the sum of (a) term SOFR plus (b) 0.10%) plus a tiered floating interest rate margin based on our net leverage ratio.
We hedge against changes in the interest rates through interest rate swaps. As of December 31, 2022, we were not party to any outstanding interest rate swaps. On February 28, 2023, we entered into amortizing $300.0 million notional value interest rate swaps. The notional value steps down from $300.0 million to $150.0 million on February 27, 2026. The swap provides for us to pay, as applied to the notional value, a fixed rate of interest of 4.26% monthly and receive, on a monthly basis, an amount equal to the greater of the one-month term SOFR and a floor of (0.10%), as applied to the notional value (the “Floating Leg”). The interest rate swap matures on November 29, 2027. The interest expense related to the 2022 Credit Agreement will be offset by proceeds received or increased from settlements paid for the Floating Leg of the interest rate swap. As of September 30, 2023, we are currently party to four interest rate swaps which hedge the future cash flows on approximately 60% of the outstanding principal balance of the aggregate amounts due under our 2022 Credit Agreement.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the company, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Based upon the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1) (a)	Average Price Paid per Share(1) (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2) (c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2) (d) (in thousands)
07/01/2023 to 07/31/2023	384,739	$12.28	384,739	$56,152
08/01/2023 to 08/31/2023	585,662	13.26	585,662	48,397
09/01/2023 to 09/30/2023	822,172	13.41	593,618	40,403
Total	1,792,573		1,564,019
_________________________
(1)During the three months ended September 30, 2023, we received 228,554 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock awards. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under our share repurchase program.
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
Item 5. Other Information.
Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits.
(a) Exhibits.

Exhibit No.	Exhibit Description

10.1*	Sterling Check Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2023).
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
_________________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CHECK CORP.

By:	/s/ Joshua Peirez
Joshua Peirez
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2023

By:	/s/ Peter Walker
Peter Walker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2023