Form 10-K
period 2023-12-31
Sterling Check Corp.
filed 2024-03-06
CIK 1645070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from _ to _
Commission file number 001-40829
Sterling Check Corp.
(Exact name of registrant as specified in its charter)

Delaware	37-1784336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6150 Oak Tree Boulevard, Suite 490
Independence, Ohio	44131
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:
1 (800) 853-3228
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the common stock as reported by the Nasdaq Stock Market LLC on June 30, 2023, the last business day of the registrant’s most recently completed second quarter, was approximately $529.9 million.
The total number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of February 28, 2024 was 93,154,066 (excluding treasury shares of 7,270,845).
DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Proxy Statement for the 2024 Annual Meeting of Stockholders	Part III

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that all forward-looking statements that we make will be subject to the safe harbor protections created thereby. You can generally identify forward-looking statements by our use of forward-looking terminology such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “playbook,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements that address market trends, and statements regarding our expectations, beliefs, plans, strategies, objectives, prospects or assumptions, or statements regarding future events or performance , including those related to our pending merger with First Advantage Corporation (“First Advantage”), contained in this Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements.
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements, or could affect our share price. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:
•the risk that our proposed merger with First Advantage may not be completed in a timely manner, or at all;
•the failure to satisfy the conditions to the consummation of the proposed merger, including the receipt of certain governmental and regulatory approvals and clearances;
•the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement (as defined herein);
•the effect of the announcement or pendency of the proposed merger on our business relationship, operating results and business generally;
•risks that the proposed merger disrupts our current plans and operations and creates potential difficulties in our employee retention as a result of the proposed merger;
•risks related to diverting management’s attention from our ongoing business operations;
•unexpected costs, charges or expenses resulting from the proposed merger;
•certain restrictions during the pendency of the proposed merger that may impact our ability to pursue certain business opportunities or strategic transactions;
•the outcome of any legal proceedings that may be instituted against us or against First Advantage related to the Merger Agreement or the proposed merger;
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
•natural or man-made disasters including pandemics and other significant public health emergencies, outbreaks of hostilities or other military conflicts (such as the ongoing conflicts in Ukraine and the Middle East) or effects of climate change and our ability to deal effectively with damage or disruption caused by the foregoing;
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

PART I
Item 1. Business.
Sterling Overview
Sterling Check Corp. (“the Company,” “Sterling,” “we,” “us” or “our”) is incorporated in the state of Delaware and its principal executive offices are at 6150 Oak Tree Boulevard, Suite 490, Independence, Ohio. Our phone number is 1 (800) 853-3228 and our website address is www.sterlingcheck.com. Our common stock is traded on the Nasdaq Stock Market LLC under the symbol “STER”.
We are a leading global provider of technology-enabled background and identity verification services. We provide the foundation of trust and safety that our clients need to create great environments for their most essential resource—people. We offer a comprehensive hiring and risk management solution that begins with identity verification, followed by criminal background screening, credential verification, drug and health screening, processing of employee documentation required for onboarding and ongoing risk monitoring. Our services are generally delivered through our purpose-built, proprietary, cloud-based technology platform that empowers organizations with real-time and data-driven insights to conduct and manage their employment screening programs efficiently and effectively. Our clients face a dynamic and rapidly evolving global labor market with increasing complexity and regulatory requirements. We believe that our services and platform enable organizations to make more informed employment decisions, improve workplace safety, protect their brand and mitigate risk. As a result, we believe our solutions are mission-critical to our clients’ core human resources, risk management and compliance functions. During the twelve months ended December 31, 2023, we completed over 103 million searches for over 50,000 clients, including nearly 60% of the Fortune 100 and over 50% of the Fortune 500.
We have built an award-winning proprietary and cloud-based technology platform. Our client and candidate interfaces provide easy-to-use and mobile-first ordering, task and program management, results delivery and reporting analytics. This enables our clients to gain meaningful insights into their risk mitigation programs, all while creating exceptional candidate and employee experiences. Our interfaces are supported by our powerful fulfillment platform, which leverages more than 3,600 automation integrations, including Application Programming Interfaces (“APIs”) and Robotic Process Automation (“RPA”) bots. This enables 90% of our United States (“U.S.”) criminal searches to be automated and allows us to complete 60% of U.S. criminal searches within the first five minutes, 65% of U.S. criminal searches within the first 15 minutes, over 70% of U.S. criminal searches within the first hour and 90% within the first day. As of December 31, 2023, approximately 98% of our revenue is processed through platforms hosted in the cloud, which allows us to consistently maintain 99.9% platform availability while being prepared to scale into the future. These platforms are seamlessly integrated into over 75 integrations with leading providers in applicant tracking systems (“ATS”) and Human Capital Management (“HCM”) systems and our clients’ in-house systems, thus creating relatively frictionless, fast and unified candidate hiring experiences. Moreover, gig economy, contingent workforce, and enterprise clients, who utilize proprietary candidate workflow systems, may integrate into Sterling’s platform by leveraging our proprietary API. When combined, we believe our solutions deliver convenient and easy-to-use front-end interfaces, accurate and fast results, and enable our clients to effectively manage complex programs in a compliant and cost-effective manner. We believe that our technology cannot be easily replicated without substantial investment.
As part of our strategic transformation, in early 2019, we launched Project Ignite, a three-phase strategic investment initiative to create a cloud-native enterprise-class global platform. The remaining investment, which we substantially completed in 2022, migrated our corporate technological infrastructure to the cloud and enabled us to decommission redundant fulfillment systems. We have benefited from the delivery of our new client and candidate interfaces, scalable cloud-based infrastructure for our global production platform and an improved security environment through new business wins, improved client retention and the ability to launch products rapidly to meet immediate client needs, as we did in 2022 when we developed our robust and proprietary core I-9 offering into a fully integrated I-9 solution within our Sterling platform and partner ecosystem. In 2022, we also strengthened our competitive differentiation through the expansion of our identity capabilities in both the U.S. and the United Kingdom (the “U.K”). In the U.S., with ID.me, we believe that we became the only background screening provider to have a fully integrated reusable identity workflow within the screening process, furthering our leadership position to deliver identity services for employers in the U.S. In the U.K., we became the first background screening organization to become a certified digital identity service provider and have partnered with Yoti to develop a comprehensive global identity verification solution. This new capability enables a faster and easier experience for prospective talent in the U.K. to verify themselves using modern technology while reducing the chance of identity fraud. During 2023, we continued to focus on a key initiative that we launched at the end of 2022, Project Nucleus, which we expect to drive meaningful cost savings and efficiency gains in our cost of revenues, building a more scalable and profitable company now and into the future. Also in 2023, we continued our focus on cost savings targets through a three-pillar approach. First, through Project Nucleus, we aim to reduce labor and data costs in our cost of goods sold through re-engineering fulfillment processes and increased automation. Second, we are reducing our facilities costs by leaning more into our virtual-first approach and reducing our real estate and facilities footprint. Third, we are focused on continued enhancement of our functional alignment by streamlining our organization to align with the go-to-market structure that we established in 2022. Additionally, as part of our journey of growth and optimization, in 2023, we continued to refine our corporate strategy and our commitment to delivering stockholder value by executing on the growth opportunities in front of us. We have a number of key execution elements to help us achieve our goals, including increasing our revenues with existing clients, acquiring new clients, growing market share internationally, and utilizing M&A to supplement our organic revenue growth. Over the long term, we expect these investments and strategic changes to further enhance our margins, improve time to market as we build once and deploy globally and allow us to increase innovation.
Our client-centric approach underpins everything we do. We serve a diverse and global client base in a wide range of industries, such as healthcare, gig economy, financial and business services, industrials, retail, contingent, technology, media and entertainment, transportation and logistics, hospitality, education and government.

Employers are facing numerous challenges, including complex and changing legal and regulatory requirements, a rise in fraudulent job applications, a growing spotlight on reputation and a more complex global workforce. Successfully navigating these challenges requires an industry-specific perspective, given differing candidate profiles, economics, competitive dynamics and regulatory demands. To serve these differing needs, our sales and support delivery model is organized around teams dedicated to specific industries (“Verticals”) and geographic markets (“Regions”). Our delivery model provides our clients with both the personal touch and consultative partnership of a small boutique firm and the global reach, scale, innovation and resources of an industry leader. Additionally, this delivery model supports our principle of “Compliance by Design”, enabling clients to maintain compliance globally. We believe the combination of our deep market expertise from our sales and support combined with the flexibility of our proprietary technology platform enable us to deliver industry-relevant, highly specialized solutions to our clients in a scalable manner, driving growth and differentiating us from our competitors. This has allowed us to develop long-standing relationships and a highly trusted brand with our clients as evidenced by the average tenure of our top 100 clients, based on 2023 and 2022 total revenue, at over nine years, our average client net promoter score (“NPS”) of 46 and a gross retention rate of 96% for 2023 and 2022.
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
On November 23, 2022, our board of directors authorized the repurchase of up to $100.0 million of our shares of common stock over a period through December 31, 2024. The program is expected to be funded through our existing cash and future free cash flow. The share repurchase program is being executed on a discretionary basis through open market repurchases, private transactions or other transactions, including through block trades and Rule 10b5-1 trading plans. During the year ended December 31, 2023, we repurchased 5,289,607 shares of our common stock for $68.4 million, inclusive of commissions and taxes. During the three months ended December 31, 2022, we repurchased 939,417 shares for approximately $14.1 million, inclusive of commissions and taxes. We have suspended repurchases of our common stock under the share repurchase program pending consummation of the Merger (as defined below).
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
On June 12, 2023, we completed a secondary public offering, pursuant to which 8,000,000 shares of our common stock were sold by certain selling stockholders. On June 30, 2023, the selling stockholders sold an additional 1,145,486 shares of our common stock as a result of the exercise in part by the underwriters of an option to purchase additional shares. We did not receive any proceeds from the sale of the shares by the selling stockholders in the secondary public offering. In addition, on June 5, 2023, we entered into an agreement with Broad Street Principal Investments, L.L.C. (“BSPI”), one of the selling stockholders, pursuant to which we repurchased from BSPI an aggregate of 1,000,000 shares of our common stock for a total of $11.7 million pursuant to our share repurchase program at a price per share equal to the price paid by the underwriters in the secondary public offering.
On January 2, 2024, we acquired the equity interests of Vault Workforce Screening (“Vault”), a U.S. clinic management platform, bringing a network of 17,000 clinics and a flexible service model to enhance our existing drug and health services.
On February 28, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First Advantage and Starter Merger Sub, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of First Advantage (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into Sterling (the “Merger”), with Sterling continuing as the surviving corporation in the Merger and becoming an indirect wholly-owned subsidiary of First Advantage. The respective boards of directors of Sterling and First Advantage unanimously approved the Merger Agreement, and our board of directors recommended that our stockholders adopt the Merger Agreement.
Upon the effective time of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive, at the election of the holder of such share of common stock, and subject to proration in accordance with the Merger Agreement as described below: (i) $16.73 per share in cash, without interest (the “Cash Consideration”), or (ii) 0.979 (the “Exchange Ratio”) shares of common stock, par value $0.001 per share, of First Advantage (“First Advantage Common Stock” and, such consideration, the “Stock Consideration” and, together with the Cash Consideration, the “Merger Consideration”). The election will be subject to a proration mechanism, such that the total number of shares of our common stock entitled to receive the Cash Consideration will be equal to 72%, and the total number of shares of our common stock entitled to receive the Stock Consideration will be equal to 28%, of the aggregate number of shares of our common stock issued and outstanding immediately prior to the consummation of the Merger. Holders of our shares of common stock that do not make an election will be treated as having elected to receive the Cash Consideration or the Stock Consideration in accordance with and subject to the proration methodology in the Merger Agreement.
With respect to each share of restricted stock, each restricted stock unit, and each net option share (as calculated pursuant to the Merger Agreement) underlying an in-the-money stock option award of Sterling, the holder of such award will receive, as a result of the Merger, the same election to receive the per-share Merger Consideration with respect to such award, without interest and less applicable tax withholding. Merger Consideration in respect of unvested awards (other than unvested awards held by non-employee directors) will be paid in the form of either an unvested cash award or an unvested First Advantage restricted stock award (based on the Exchange Ratio), at the holder’s election, which award will be subject to the same terms and conditions (including vesting) as applied to the replaced Sterling equity award. Due to limitations under certain local laws, non-U.S. holders of unvested Sterling equity awards will generally be required to receive their replacement awards in the form of unvested cash awards. Any out-of-the-money Sterling stock options, whether vested or unvested, will be canceled for no consideration.
If the Merger is consummated, our shares of common stock will be delisted from Nasdaq and deregistered under the Exchange Act. Following the closing of the Merger, First Advantage Common Stock will continue to be listed on Nasdaq under the ticker symbol “FA.”

Consummation of the Merger, which is expected to occur in approximately the third quarter of 2024, is subject to the satisfaction or waiver of customary closing conditions, including (i) adoption of the Merger Agreement by our stockholders (which was obtained by the delivery of the Written Consent (as defined below) on February 28, 2024), (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the antitrust and foreign direct investment laws of certain other jurisdictions, (iii) the absence of certain orders or laws preventing the consummation of the Merger, (iv) the effectiveness of the registration statement on Form S-4 to be filed by First Advantage with the SEC in connection with the Merger, (v) the authorization for listing on Nasdaq of the shares of First Advantage Common Stock to be issued in connection with the Merger and (vi) us mailing the information statement contemplated by Rule 14c-2 of the Exchange Act to our stockholders, and the lapse of at least 20 business days from the date of completion of such mailing. The obligation of each party to consummate the Merger is also subject to other customary closing conditions, including the absence of a material adverse effect with respect to the other party, the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement and compliance in all material respects with the other party’s obligations under the Merger Agreement, subject to certain heightened standards set forth in the Merger Agreement.
We are subject to customary non-solicitation restrictions set forth in the Merger Agreement. However, prior to 11:59 p.m., New York City time, on March 23, 2024, we may, subject to the terms and conditions set forth in the Merger Agreement, engage in negotiations or discussions with, and furnish nonpublic information to, a third party (other than certain excluded parties) that makes an unsolicited written bona fide acquisition proposal, if our board of directors determines in good faith that such acquisition proposal constitutes, or would reasonably be expected to lead to, a Superior Proposal (as defined in the Merger Agreement). If our board of directors determines in good faith that an acquisition proposal constitutes a Superior Proposal, and we comply with certain notice and other conditions set forth in the Merger Agreement (including providing First Advantage with a four business day period to match or improve upon such Superior Proposal and First Advantage failing to do so), we may, prior to 11:59 p.m., New York City time, on March 23, 2024, terminate the Merger Agreement to accept such Superior Proposal.
The Merger Agreement contains other termination rights for either or each of First Advantage and us, including, among others, by either party if the consummation of the Merger does not occur on or before 11:59 p.m., New York City time, on February 28, 2025 (the “Initial Outside Date”), subject to an extension of six months at First Advantage’s election (the “Extended Outside Date”) if on the Initial Outside Date all of the closing conditions except those relating to antitrust approvals have been satisfied or waived.
Upon termination of the Merger Agreement under certain specified circumstances, including by us to enter into a definitive agreement with respect to a Superior Proposal in accordance with the terms of the Merger Agreement, we will be required to pay First Advantage a termination fee in the amount of $66.3 million. Upon termination of the Merger Agreement by either party because certain required antitrust approvals are not obtained (i) by the Initial Outside Date, First Advantage will be required to pay us a termination fee of $60 million or (ii) by the Extended Outside Date, First Advantage will be required to pay us a termination fee of $90 million. In addition, if First Advantage fails to consummate the Merger within five business days after all of the required conditions have been satisfied and we terminate the Merger Agreement as a result thereof, First Advantage will be required to pay us a termination fee of $100 million.
The parties have made customary representations, warranties and covenants in the Merger Agreement, including covenants relating to (i) the conduct of each of our and First Advantage’s respective businesses in the ordinary course between the date of the signing of the Merger Agreement and the consummation of the Merger, (ii) the parties using their respective reasonable best efforts to obtain any approvals from governmental authorities required for the Merger, including antitrust approvals and foreign direct investment approvals, on the terms and subject to the conditions set forth in the Merger Agreement, and (iii) the preparation and filing with the SEC of a registration statement on Form S-4 containing an information statement from us in connection with the Merger.
Effective upon the effective time of the Merger, and on terms and conditions to be determined by First Advantage, First Advantage will offer Joshua Peirez, our Chief Executive Officer and director, a seat on First Advantage’s board of directors.
In connection with entering into the Merger Agreement, on February 28, 2024, we entered into a support agreement (the “Support Agreement”), by and among us, First Advantage and certain entities advised by or affiliated with Goldman Sachs & Co. LLC and holding a majority of the issued and outstanding shares of our common stock (together, the “Specified Stockholders”), pursuant to which the Specified Stockholders agreed to, among other things, and subject to the terms and conditions set forth therein, vote in favor of the Merger Agreement and the transactions contemplated thereby, including the Merger, and prohibiting the Specified Stockholders from soliciting alternative acquisition proposals. The Support Agreement will automatically terminate if the Merger Agreement is terminated in accordance with its terms. Caisse de dépôt et placement du Québec is an investor in one of the Specified Stockholders.
On February 28, 2024, following the execution of the Merger Agreement, the Specified Stockholders, holding approximately 53.5% of the total outstanding shares of our common stock as of February 28, 2024, delivered a written consent (the “Written Consent”) to adopt the Merger Agreement and to approve the transactions contemplated thereby, including the Merger. Delivery of the Written Consent by the Specified Stockholders was sufficient to adopt the Merger Agreement and, therefore, approve the Merger on behalf of all of our stockholders, and no further vote of our stockholders will be required.
Our Market Opportunity
The global background and identity verification market in which we operate is large, growing and highly fragmented representing a $18 billion total addressable market as of 2021, which is expected to grow at a 12% compound annual growth rate (“CAGR”) to $33 billion in 2026. The total addressable market comprises three distinct components as follows: the $6 billion global pre-hire employment screening services market (source: Acclaro Growth Partners (“Acclaro”, April 2022), expected to grow at a 6% CAGR to $9 billion in 2026, the $3 billion global post-hire employment screening services market (source: Acclaro, April 2022), expected to grow at a 12% CAGR to $5 billion in 2026, as well as the $9 billion global identity verification market (source: MarketsandMarkets, December 2021), expected to grow at a 17% CAGR to $19 billion in 2026.
Our addressable market is rapidly evolving and benefits from a number of key demand drivers, many of which increase the need for more flexible, comprehensive screening and hiring solutions, including the following:
•Growing participation in the gig economy and contingent workforce
The gig economy and contingent workforce consists of independent contractors, online platform workers, contract firm workers and contingent workers. According to Upwork’s 2023 Freelance Forward survey, 38% of the U.S. workforce performed freelance work during 2023. Amongst Gen-Z and millennials, the share of workers who participated in freelance work are even higher at 52% and 44%, respectively. The rise and expansion of the gig economy and contingent workforce results in a greater portion of the workforce being sourced from temporary or on-demand labor pools. Additionally, the rise of competing gig platforms has made it easier for gig workers to shift between platforms, thus increasing the demand for screening. As the gig economy caters to clients in a very direct and personal way (e.g., rideshare, goods delivery, household services) and large corporations continue to increase utilization of a contingent workforce that may access sensitive information, safe and effective background screening capabilities have become critical. We believe that continued growth in the gig and contingent workforce model for the foreseeable future will support clear demand for Sterling’s deep expertise and tailored solutions.
•Elevated voluntary employee churn
Generational and structural shifts in the workforce have led to elevated levels of voluntary employee churn, particularly with younger workers. Members of the millennial and Gen-Z generations switch jobs more frequently than previous generations. According to a LinkedIn study released in January 2023, 61% of American workers were considering leaving their jobs in 2023. Among Gen-Z workers, 72% were considering quitting, as were 66% of millennials. Moreover, the generational movement away from unions and defined benefit plans reduces contractual and financial incentives to stay in a particular role, reducing switching costs for employees. The ongoing structural shift from in-office to remote work further reduces the historical geographic matching challenge employers and employees faced, further reducing switching costs for employees and expanding talent pools for employers. These trends support increasing demand for global, fast and efficient employment screening and identity verification services that only providers of scale, like Sterling, can sufficiently address.
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
•Proliferation of personal data driving need for identity verification
According to a 2023 report by the Federal Trade Commission, the total number of fraud and identity thefts in 2022 was 5.2 million, an increase of more than 60% compared to 3.2 million in 2019. In addition, according to a 2021 Risk Based Security report, the top two data types exposed in breaches were names (63.9%) and Social Security numbers (40.6%). This growth in exposed identities, especially names and social security numbers, puts more identities at risk of theft. Verifying identity is a powerful tool that employers can use to help ensure that their candidates and workers are who they claim to be and that fraudulent data is not used during the hiring and onboarding process.
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
•Increasing regulatory, compliance and risk management requirements
Increasing regulation is creating a heightened and complex risk of potential liabilities related to hiring and workforce management that is increasingly difficult for employers to manage. U.S. employee privacy and data protection laws are complicated and vary state-to-state. In addition, the interpretation of the Fair Credit Reporting Act (“FCRA”) is continuously evolving, both by court decision and under the Consumer Financial Protection Bureau (“CFPB”) authority. Other complexities include variations in drug testing laws by industry and state and the introduction of “ban the box” and “fair chance” laws at the local, state, and federal level, which limit an employer’s ability to inquire about criminal histories and to consider them in making employment decisions, and “clean slate laws” that limit availability of certain public records. Outside the U.S., the European Union General Data Protection Regulation (“GDPR”) introduced significant changes in the way personal data is protected and handled in the European Union (the “EU”). In addition, regulation that focuses on use of AI in automated employment decisioning may impact both our clients and us in the future. In response, organizations are increasing their focus on compliance functions to ensure they meet these evolving legal and regulatory requirements, often turning to outsourced service providers. As they do, large service providers like Sterling with the depth and experience to help companies navigate these intricacies will continue to benefit from the increase in regulatory complexity.
Our Competitive Strengths
We believe we differentiate ourselves through the following key competitive strengths:
•A market leader with significant scale and breadth.
We are a leading global provider of technology-enabled background and identity verification services across a wide array of industries and geographies—completing 103 million searches across over 240 countries and territories in 32 languages for over 50,000 highly-diversified clients during the year ended December 31, 2023. We are a market leader in the U.S., Canada and many markets throughout the world, including within Europe, the Middle East and Africa (“EMEA”), Asia Pacific (“APAC”) and Latin America. Our global fulfillment capabilities are supported by operations in 15 jurisdictions—the U.S., Australia, Brazil, Canada, China, Colombia, Hong Kong, India, Malaysia, Mexico, the Netherlands, the Philippines, Poland, Singapore and the U.K. We believe this differentiates Sterling with large, marquee clients who demand sophisticated solutions across broad enterprises with nuanced operating priorities.
•Award-winning, proprietary technology platform and extensive global product suite.
We believe our proprietary technology platform and global product suite provide us with a number of competitive advantages, including the following:
Proprietary Technology and Analytics Platform: We operate a global cloud-based platform, purpose-built to address the unique needs of our clients. With approximately 98% of our revenue processed through platforms in the cloud, our technology platform is scalable to serve our global client base and flexible to adapt to changing dynamics within industries. We deliver a seamless user experience—our mobile-friendly client and candidate interfaces (Sterling Client Hub, Sterling Candidate Hub and Sterling Analytics Hub) are intuitive and easy-to-use. Our customizable, powerful data analytics platform provides clients with the information they need to gain real-time insights and make data-driven decisions as they seek to manage, streamline and optimize their programs. Our proprietary fulfillment platform technologically sets us apart in our ability to manage the complexities of background screening. Sterling’s fulfillment platform is AI-driven and augmented with RPA, which results in high accuracy, low hiring costs and low time-to-hire rates, with over 70% of U.S. criminal searches completed within the first hour and 90% within the first day. Integrated clients represent a growing share of our business, with over 60% of revenue now integrated. We expect this percentage to continue to increase as adoption of ATS and HCM software solutions grows. We have developed a comprehensive integration platform by partnering with many of the leading HCM and ATS platforms. Those clients with third-party HCM and ATS systems may integrate with Sterling through one of our over 75 platform integrations. Gig economy, contingent workforce and enterprise clients, who utilize proprietary candidate workflow systems, may integrate into Sterling’s platform by leveraging our well-documented public RESTful API. This API provides clients with access to Sterling’s powerful services along with a wide range of capabilities, customization options and mobility solutions. All of our platform integrations create opportunities for our clients to improve productivity and profitability, and in turn create stickier client relationships for Sterling. We believe that these proprietary systems cannot be easily replicated without substantial investment.
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
•Highly diversified and long-tenured client base. Our deep insight into the industries and geographies we serve through more than 45 years of experience has allowed us to develop a client base that is diversified across size, industry and geography with minimal concentration. This is enabled by our deep market expertise and our delivery model where we have verticalized around specific industries and geographic markets. This go-to-market approach creates a cycle of innovation, product development, benchmarking and consultative best-practices. We currently serve over 50,000 clients, including nearly 60% of the Fortune 100 and over 50% of the Fortune 500. Our gross retention rate for 2023 and 2022 was 96%. In 2023, no single client accounted for more than 3% of our revenue and our top 25 clients accounted for less than 20% of our revenue. The average relationship for our top 100 clients, based on 2023 and 2022 total revenue, is over nine years and growing. These metrics reflect how deeply embedded we are in our clients’ daily human resources (“HR”) and compliance workflows. We are well diversified across healthcare, the gig economy, financial and business services, industrials, retail, contingent, technology, media and entertainment, transportation and logistics, hospitality, education and government industries. As the complexity and nuances of acquiring talent increases for organizations, we believe we are well-positioned to grow with our clients.
•Attractive financial profile. We have an attractive business model underpinned by recurring revenues, significant operating leverage and low capital requirements that contribute to strong free cash flow. A majority of our U.S. enterprise client contracts are exclusive to Sterling or require Sterling to be used as the primary provider. Additionally, they are typically multi-year agreements with automatic renewal terms, no termination for convenience clauses and set pricing with Sterling’s right to increase prices at certain intervals including the ability to increase pass-through costs to our clients with 30 days notice. The strength of our contract terms combined with our high levels of client retention results in a high degree of revenue visibility. The vast majority of our revenues are either recurring or re-occurring in nature. We have driven these results by deploying strategies and tactics focused on winning new business, driving up-sell and cross-sell, and increasing our gross retention rate. While we experienced year-over-year declines in each quarter of 2023, primarily due to base revenue decline caused by macroeconomic factors, our average revenue growth from the combination of new business, up-sell and cross-sell, net of attrition was approximately 7%. Additionally, because of our API-driven fulfillment platform we benefit from operating leverage, utilizing our robust automation processes that result in attractive contribution margins associated with incremental revenue generated from our solutions. Our capital requirements remain minimal with capital expenditures (including capitalized software development costs and exclusive of acquisitions) of 2.8% and 2.6% of revenues in 2023 and 2022, respectively. We incurred a net loss of $0.1 million for the year ended December 31, 2023, generated net income of $19.4 million for the year ended December 31, 2022 and incurred net losses of $18.5 million for the year ended December 31, 2021. Although we incurred net losses during 2023 and 2021, we continued to generate strong free cash flow, allowing us the financial flexibility to invest in the business and pursue growth through acquisitions.
•Experienced management team with depth of experience and track record of success. Our senior management team has a track record of strong performance and significant expertise in the markets we serve and technology-enabled businesses, with 90% of our senior management team being new or in new roles since 2018. Our Chief Executive Officer (“CEO”), Josh Peirez, has extensive strategy, product and operational experience and plays an instrumental role in driving Sterling toward our global vision. Our President and Chief Operating Officer, Lou Paglia, leads global operations and is responsible for driving revenue growth, delivering client service, and ensuring our services meet the evolving market needs. Our Chief Administrative Officer and Chief People Officer, Robyn Price Stonehill, leverages her extensive public company experience and actuarial background to bring financial and business acumen that aligns human resources and strategic global initiatives as she leads multiple functions including People & Culture, Procurement, Pricing & Revenue Management and the Transformation Office. We also maintain a strong core of business leaders dedicated to specific Verticals and Regions that leverage substantial experience across the background screening, risk management and information services industries. We believe this management team is well positioned to lead our business into the future.
Growth Strategy
We intend to capitalize on our attractive market opportunity by continuing to execute across the following key revenue and profit growth strategies:
•Expand existing client relationships. Our contractual agreements with more than 50,000 clients reflect a continued opportunity regarding the adoption of new services. Since 2019, over 50% of new clients in the U.S. have contracted for more than one product line, which demonstrates our ability to grow within our client base. We have implemented rigorous client success programs to better anticipate our clients’ needs and identify appropriate solutions. For example, we conduct quarterly business reviews with our enterprise clients, where we review program performance, client needs, industry trends and potential enhancement opportunities. Through this collaborative approach, we cultivate long-term client relationships primed for adoption of new services. Further, we are seeing global clients that use different providers in different geographies consolidate into one platform, and we believe we are well positioned to take advantage of this trend.
•Win new clients. We have an established track record of new client wins and believe there is substantial opportunity to further grow our client base. Operating in a large and highly fragmented addressable market, we win against both large and small competitors due to our deep market expertise from our sales and support verticalization combined with the flexibility of our proprietary technology platform. This combination enables us to deliver industry-relevant, highly specialized solutions to our clients in a scalable manner, driving profitable growth and differentiating us from our competitors. Our size and scale positions us to serve enterprise organizations well. We believe that many competitors, especially smaller ones, will continue to be challenged in meeting enterprise client needs, including sophisticated and flexible platforms, global capabilities and the ability to handle large volumes, complex programs and varying compliance requirements. Our differentiated product and service offerings, platform capabilities, and go-to-market strategy have resulted in significant new business momentum, with growth from new business of 9% in 2022 and 5% in 2023.
•Grow Identity-as-a-Service offering. Based upon our more than 45 years of industry experience, we believe that most background screening companies in the U.S. do not typically check identities or verify candidate-provided biographical data—two things that are critical for a successful background check. When clients select Sterling’s comprehensive and fully customizable identity verification solution, candidates are guided through a simple process that verifies their identity, supported by our exclusive partnership with ID.me. All relevant biographic data is then automatically imported, with the candidate’s consent, into Sterling Candidate Hub and used to initiate the background check, resulting in greater accuracy and reduced fraud. We believe that the strong value proposition for clients coupled with the strength of Sterling’s offering will make Identity-as-a-Service a key contributor to our success in expanding existing client relationships and winning new clients. Outside of the U.S., workflow partnership with U.K.-based Yoti has expanded our digital identity solutions to international markets by building on the same vision and best-in-class identity verification offerings we have in place in the U.S. with ID.me.
•Introduce new products and penetrate adjacent markets. We have a robust new product roadmap. Project Ignite has enabled us to launch products rapidly to meet immediate client needs, and in 2023 we further developed our global identity suite with the ability for clients to order standalone Identity in the U.S. This extends the value of Identity for clients wanting to run Identity as a first step before a background check. Additionally, we also extended our industry-leading Identity position through the release of our new identity verification workflow with Yoti. The Sterling/Yoti partnership expands Sterling’s digital identity capabilities internationally, with an immediate focus in the U.K. market, where our differentiated, identity-first approach has achieved a decrease in turnaround time by approximately 80%, improved completion rates and more accurate screening results. By enabling the verification process at the beginning of a background check, the new solution decreases turnaround times by approximately 80%, improves completion rates and delivers more accurate screening results. Separately, we also announced new capabilities that help clients to effortlessly manage and scale their post-hire monitoring in our Client Hub. We are optimistic about our consistent progress to streamline and simplify the post-hire experience, which has traditionally involved a more limited, fragmented experience with multiple providers. We intend to continue to invest in developing industry-first solutions, further innovating in our existing Verticals and Regions as well as pursuing adjacent market opportunities that leverage our existing technology platform. Lastly, we plan to pursue new or underpenetrated adjacent market opportunities including talent assessment, reference checking, onboarding and investigative due diligence.
•Pursue further geographic expansion. For the year ended December 31, 2023, $109.9 million, or 15%, of Sterling revenue was generated outside of the U.S. compared to $123.0 million, or 16%, for the year ended December 31, 2022 and $119.2 million, or 19%, for the year ended December 31, 2021. The decrease from 2021 is partially attributable to our acquisitions of U.S.-based EBI and A-Check. We see compelling opportunities to extend our operating presence in other geographies and unify the global experience for clients as our international business continues to expand profitably, benefiting from operating leverage due to investments made in a global technology infrastructure and global fulfillment. We expect continued adoption of outsourced background screening outside the U.S. and are well positioned to benefit from this trend. We continue to introduce innovative region-specific products to best meet the needs of clients within each geography. We believe we have a unique ability to translate client needs into superior local market solutions through a combination of portfolio depth and breadth, local know-how and language capabilities. In EMEA, we continue to be a market leader in the U.K., with particular strength with financial services and gig companies. In parallel, we are growing our presence across the region with particular focus in continental Europe. To facilitate this expansion, we continue to expand the impact of our global multilingual hub in Poland. We entered the APAC market through two acquisitions and while 2022 resulted in over 20% year-over-year growth in both established and emerging screening markets, 2023 yielded a 11% decline in revenue from 2022 as a result of unfavorable foreign currency exchange rates and base decline. In Canada, we have a strong position in small- and medium-sized businesses and are focused on the significant opportunity to serve more of the Canadian operations of our U.S. clients with our unified global platform. In January 2023, we expanded our global presence into Latin America through the acquisition of Socrates, the largest independent screening company in Latin America, allowing us to better serve the rapidly growing regional hiring needs of both multi-national and local clients in a region with rapidly increasing hiring demands.
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
•Pursue strategic M&A. We view a targeted, disciplined approach to strategic mergers and acquisitions (“M&A”) as highly complementary to our other key growth objectives, compounding and/or accelerating related opportunities. Historically, Sterling has successfully identified, acquired and integrated several businesses that broaden and enhance our suite of client solutions and geographic presence. We will continue to execute a rigorous framework for building an actionable pipeline of acquisitions, with a focus on both (i) strategic benefits such as depth and breadth of capabilities, regional presence, and end market exposure and (ii) tangible opportunities to generate synergies and strong financial returns on capital deployed. As part of this targeted growth strategy, we are focused on acquiring targets that (i) are U.S. tuck-ins, (ii) provide us with increased scale in existing international markets, (iii) expand us into new geographies, or (iv) provide us with opportunities for supply chain consolidation. With hundreds of smaller competitors in our space, we see M&A as a strategic opportunity to increase market share while realizing synergies. Through our investments in technology, we have established a unified platform, allowing us to quickly integrate targets and drive synergies. We expect Sterling’s proven track record of M&A—with 13 acquisitions over the last 12 years—to continue to support and elevate the various layers of our future growth profile.
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
In early 2019, we launched Project Ignite, a three-phase strategic investment initiative, to create a cloud-native enterprise-class global platform with best-in-class user experiences and product capabilities. This initiative has enabled us to deliver a new client experience with enhanced analytics and dashboard tools; a streamlined, mobile-first, and localized candidate experience; movement of platforms processing approximately 98% of our revenue in the cloud; new product innovations; increased automation for improved efficiency, turnaround time and quality; and an improved security environment. We continue to benefit from these enhancements through new business wins and improved client retention. Over the long term, we expect these investments will continue to enhance our margins, improve time to market—as we build once and deploy globally—and allow us to increase innovation.
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
Fulfillment Technology
Since Sterling launched one of the industry’s first automated criminal record fulfillment platforms, CourtDirect, in 2006, we have been at the forefront of leveraging technology to improve service fulfillment. We have continually invested, innovated and iterated on our fulfillment technology and data acquisition for over 15 years. In total, our investments make it difficult for a competitor to replicate our global fulfillment systems without substantial investment. Our fulfillment platform leverages over 3,600 proprietary and AI-driven automation integrations, including APIs and RPA bots, which enables 90% of our U.S. criminal searches to be automated and allows us to complete 60% of U.S. criminal searches within the first five minutes, 65% of U.S. criminal searches within the first 15 minutes, over 70% of U.S. criminal searches within the first hour and 90% within the first day. Our automation provides a significant competitive advantage and margin enhancement opportunity that can be deployed to other areas of Sterling, including account setup, procurement and financial reporting.
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
Historical investments in CourtDirect, SmartData and Verifications Portal technologies not only reduce costs for Sterling and our clients, but also lead to improvements in speed, quality and compliance.
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
•SmartData Technology. Where CourtDirect performs automated criminal record search and retrieval, our proprietary SmartData technology automates Sterling’s criminal record review processes, thus eliminating manual steps so that services can be completed quickly and efficiently. The technology starts by ensuring that returned criminal records can be positively attributed to the specific candidate being searched using our proprietary AI matching algorithms. The technology then standardizes criminal charges, conviction codes and disposition codes among the thousands of courts within the U.S., after which it applies U.S. federal, state and local laws and regulations to the standardized records. Through years of work, we have been able to standardize over 750,000 permutations of state, charge and disposition combinations. The standardization work that SmartData performs also allows us to administer a clients’ customized adjudication matrix at their direction more easily. With SmartData all of this is done without human intervention, resulting in reduced human error, increased accuracy and shorter turnaround times. For example, we noted an approximately 55% reduction in turnaround times following the adoption of SmartData to Sterling’s criminal record review process. Currently over 55% of our potential criminal record reporting volume is auto-closed using the technology; where required, Sterling’s experienced team members perform the record review processes. Unlike an outsourced solution that some competitors use, Sterling has full control to make changes quickly in response to client needs, changes in laws and regulations, or simply for enhancements based upon our own review.
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
We have multiple initiatives underway to further reduce our turnaround times, improve our margins and further enhance client experiences. First, we continually leverage process reengineering to improve quality and efficiency. Second, through technology investments as part of Project Ignite, we intend to extend the success we’ve seen with RPA in our U.S. criminal fulfillment processes to our other product lines, including verifications, drug and health and non-U.S. criminal screening. In addition, by consolidating clients onto our single global platform in phase three of Project Ignite, we are able to drive greater efficiency within our operations teams and to better manage resources through seasonal and unexpected demand spikes. During 2023, we continued to focus on a key initiative that we launched at the end of 2022, Project Nucleus, which we expect to drive meaningful cost savings and efficiency gains in our cost of revenues. The goal of this initiative is to enhance our organization by re-engineering processes, driving fulfillment labor cost reductions and identifying and executing on additional automation opportunities.
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
Online Identity-as-a-Service Suite.
In the U.S., Sterling’s exclusive partnership with ID.me provides us with an identity verification solution that is recognized as best-in-class and has been adopted by numerous U.S. federal agencies and states. Individuals get a reusable secure digital identity credential so they only go through identity verification once. Our online Identity-as-a-Service suite with ID.me is made up of five identity verification building blocks that are combined to meet a client’s unique required level of comfort, including meeting the U.S. federal National Institute of Standards and Technology 800-63 technical requirements for federal agencies and contractors implementing digital identity verification services. The building blocks are:
•Telecom and Device Verification: Verify that the SIM card in a mobile device is associated with the candidate’s identity. Evaluate the tenure of the account, device location and fraud history.
•Identification Document Verification: Scan, verify and parse document images using machine vision to extract content, leveraging a proprietary database of rules and AI to verify document authenticity. ID.me currently contains 110 million pre-verified identities within the database and is growing.
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
Internationally, Sterling has partnered with Yoti to streamline background checks and expand its digital identity solutions. The global partnership is expanding our digital identity capabilities in EMEA, APAC, Canada and Latin America, accelerating our vision to create privacy-centric portable identities for candidates.
•The partnership enables a digital identity verification workflow to be integrated directly into the hiring process, allowing employers to take an identity-first approach, where a candidate’s identity is verified before completing other background checks and before actually being hired.
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

•Sterling clients and their candidates can enjoy the unique experience in the U.K. today with additional international regions planned for 2024.
Fingerprinting.
We provide fingerprinting services through our proprietary technology in a single-sourced and convenient national network with locations in all 50 U.S. states. Our state-of-the-art digital fingerprint capture technology reduces rejection rates and speeds up processing for faster onboarding and we are certified with the FBI, FINRA, Florida Department of Law Enforcement and the Agency for Healthcare Information to submit electronic fingerprints directly. In addition, FINRA has contracted with Sterling to be its exclusive fingerprint provider. Under this agreement, we process and submit fingerprints to the FBI for all broker-dealer firms, funding portals, transfer agents and clearing agencies.
Background Checks
Our background check solutions utilize proprietary automation technology that delivers more thorough, faster and accurate records. These solutions include:
•Criminal record checks. Within the U.S., there is no single source for criminal records; instead, records are stored at 3,500+ local and county courthouses as well as separate state and federal databases, making it time and cost prohibitive to search all jurisdictions. Sterling uses a four-step process to address the complexity of the U.S. court systems. First, we determine where to search to locate a candidate’s possible criminal records and under what potential names using some or all of (i) a social security number trace to determine the addresses where a candidate has lived and what aliases the candidate may have used, (ii) a search of a national criminal record database and (iii) an incarceration and bookings database. Second, we leverage our CourtDirect technology to search and review each primary source jurisdiction and review the records for completeness. Next, we utilize our SmartData technology to determine whether candidate data matches any court records, filter the records per compliance requirements and apply specific client instructed adjudication rules. Finally, we deliver the results in a consumer report. Collectively, these steps enable us to provide what we believe are among the quickest turnaround times—60% of U.S. criminal searches within the first five minutes, 65% of U.S. criminal searches within the first 15 minutes, over 70% of U.S. criminal searches within the first hour and 90% within the first day—and highest accuracy as well as automation for efficient and effective client experiences.
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
•Sex offender registries. Within the U.S., Sterling searches through the United States Department of Justice (“DOJ”) National Sex Offender Public Website (“NSOPW”), which includes registered sex offenders in all 50 U.S. states, U.S. territories, the District of Columbia and participating Indian tribes. Sex offender registry searches are critical to ensuring employees, especially those with direct access to consumers and vulnerable populations, do not have relevant records.
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

•Executive investigations. For clients who require a higher level of insight, our enhanced due diligence subsidiary, Sterling Diligence, provides executive-level due diligence and executive screening and global investigations. Our executive investigation services are trusted by Fortune 100 companies, as well as some of the world’s most prestigious healthcare companies, law firms, accounting firms, professional service providers, financial institutions, and mergers and acquisitions specialists.
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
Drug and Health Screening
Our U.S. drug and health screening services offer comprehensive pre-and post-hire drug screening with access to an expansive collection network of approximately 20,000 test sites nationwide. We offer drug screening services designed to reduce turnaround times, increase efficiency and improve the overall candidate and client experiences. The convenience of end-to-end electronic processing, online scheduling and walk-in collection sites enable employees and candidates to access locations and times that work best for them nationwide. We utilize Medical Review Officer Certification Council certified medical review officers that are licensed physicians responsible for receiving and reviewing each laboratory result issued. In addition, we offer access to an array of occupational health screening and clinical services such as physicals, fit for duty exams, titers, vaccinations, and a variety of other services.
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

2023 U.S. Revenue Segmentation by Vertical
Gig, Consumer and Volunteers, 8%
Retail, 8%
Contingent, 12%
Healthcare, 26%
Technology, Media, Entertainment and Hospitality, 9%
Financial and Business Services, 13%
Industrials, Government and Education, 24%

Our Clients
We serve the background and identity verification services needs of more than 50,000 clients. Our client base is diversified in size of client and industry and includes nearly 60% of the Fortune 100 and over 50% of the Fortune 500. We have minimal client concentration with no client accounting for more than 3% of revenue, and our top 25 clients accounting for less than 20% of revenue. We serve the healthcare, gig, financial and business services, industrials, retail, contingent, technology, media and entertainment, transportation and logistics, hospitality, education and government industries. We employ an operating model organized by Vertical and Region that produces differentiated end-market insights and allows us to tailor solutions to meet the needs of each industry we serve.
Our client relationships are contractual in nature and typically have multiple year terms with no termination for convenience clauses. A majority of our U.S. enterprise client contracts are exclusive to Sterling or the client is required to use Sterling as their primary provider. Our success is driven by a competitive service offering of fast, reliable, and accurate screening information delivered on a cost-effective basis. Additionally, our offerings are tightly integrated with our clients’ ATSs and HCM systems, further cementing our services into our clients’ daily HR workflows. These factors have yielded strong client relationships with an average tenure of over nine years across our top 100 clients based on 2023 and 2022 total revenue.
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
Additionally, Sterling utilizes professional services and client success teams, which are also aligned by Vertical and Region, that are responsible for seamless client onboarding, client retention and upselling opportunities. Our Vertical and Region teams partner with centralized shared services groups that provide certain critical processes, including sales cycle management, training, analytics, requests for proposals, marketing operations, brand and digital marketing, pricing, integrations support and client implementations. This provides clients with a smooth experience from prospecting through implementation and support. As of December 31, 2023, we have more than 70 sales representatives and more than 580 client success professionals.
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
We are a virtual-first company with most of our global employees working remotely. We believe this approach allows us to attract talent wherever people choose to live and allows us to better support our employees as they strive to balance the needs of their work and personal lives. We believe strongly in investing in the learning and development of our employees and in ensuring we have an inclusive environment that contributes to our high-performing teams globally.
•Talent Acquisition. As a virtual-first organization, we hire talented individuals who align with our culture and values and enhance our strong global team. We attract global talent to fill roles rather than being limited by local talent pools. We strive to have diverse candidate slates and interview panels.
•Employee Engagement and Connections. We provide virtual engagement activities for employees to foster belonging and opportunities to connect and enhance wellbeing. We host regular town halls to ensure company goals, progress and updates are shared with employees, with opportunities for question and answer dialogue. Through our “Sharing Our Stories” series, each quarter employees gain insights by engaging with Sterling leaders and colleagues on relevant topics to support learning and strengthen connections.
•Talent Development and Learning. We have a strong focus on learning and development with access to important compliance training, self-paced online courses, instructor-led job training and sessions to support managers in leading their teams. Our mentorship program under the banner of IMPACT: Individualized Mentorship Program Aiming at Creating a Transformational workplace offers opportunities for a select set of employees to be mentored by leaders at Sterling and participate in various virtual forums during the six-month program.
•Health and Wellbeing. We offer comprehensive and competitive compensation and benefits programs globally including retirement plans, generous vacation time, unlimited sick days, leave programs, and other allowances that vary by countries where we operate. Our Total Rewards programs support the physical and mental health of employees. Our Sterling W.O.W. (Working on Wellbeing) program is a global initiative designed to provide additional opportunities to connect and access resources that support and strengthen mental, physical, financial and community wellbeing. Examples of such opportunities include a global fitness challenge and virtual yoga sessions, as well as featured experts sharing tips to support healthier lifestyles.
•Diversity and Inclusion (“D&I”). At Sterling, we are committed to diversity and inclusion by championing and accepting individual uniqueness and cultivating a safe culture of belonging so that everyone can perform at their best in support of our clients, candidates and communities we serve. Our multi-year D&I strategic focus is to enhance diversity throughout our global workforce; energize our inclusive workplace culture; and partner to strengthen outcomes in the global marketplace. We do this in many ways including through our global Employee Resource Groups (“ERGs”), training courses and focused communication to encourage difficult conversations, while providing employees with the tools and knowledge required to be an ally and an advocate for our diverse workforce. We are proud that women represent more than half of our global employee workforce as well as half of our senior leadership team.

We believe that our culture creates an environment where people are engaged and proud of the work they do. Our twice-a-year Pulse surveys gather direct feedback from employees to help us continuously improve. Our most recent Employee Net Promoter Score (“eNPS”) of 33 reinforced the strength of our Sterling culture and reflected the favorable sentiment of employees affirming they would recommend Sterling to a friend or colleague.
As of December 31, 2023, we have nearly 5,700 active employees, including more than 4,200 in our offshore operations in India and the Philippines. We also engage contingent workers when needed to enhance our workforce. None of our employees are represented by a labor union, and we have never experienced any work stoppages. We consider the relationships we have with our employees to be excellent.
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
We are subject to laws and regulations globally regarding among other things, the collection, use, disclosure, sale, transfer, receipt, storage, transmission, destruction, and other processing of personal data, including, among others, (i) the FCRA and state consumer reporting agency regulations, (ii) the GDPR, (iii) the U.K. data protection regime (the “U.K. GDPR”), (iv) the Health Insurance Portability and Accountability Act (“HIPAA”), (v) the Drivers’ Privacy Protection Act and (vi) the Illinois Biometric Information Privacy Act (“BIPA”). In addition, a November 2019 settlement with the CFPB also requires us to comply with the FCRA. These laws and regulations increase our operational requirements and subject us to risk of costly governmental fines and penalties, as well as private claims.
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
Information about our Executive Officers
The following table presents Sterling’s current executive officers as of February 28, 2024:

Name	Age	Position

Joshua Peirez	53	Chief Executive Officer and Director
Theresa Strong	40	Interim Chief Financial Officer and Chief Accounting Officer
Lou Paglia	49	President and Chief Operating Officer
Steven Barnett	59	Executive Vice President, Secretary and Chief Legal & Risk Officer
Robyn Price Stonehill	51	Executive Vice President, Chief Administration Officer and Chief People Officer
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
Theresa Strong
Ms. Strong joined Sterling in January 2016 as Controller and has since been promoted repeatedly into leadership roles of increasing responsibility. Ms. Strong was promoted to Chief Accounting Officer in July 2021 and appointed Interim Chief Financial Officer in November 2023. With an extensive background in accounting and finance, Ms. Strong brings global expertise in financial reporting and regulatory compliance, finance operations, internal controls, finance strategy, treasury, capital management and mergers and acquisitions.
Ms. Strong joined Sterling as a result of the acquisition of TalentWise, Inc. (“Talentwise”), where she had been corporate controller for four years, leading all finance and accounting functions. Prior to Talentwise, Ms. Strong served in various finance leadership positions in the technology and business services sector, including at Intelius, Inc., Amazon, Inc. and DocuSign, Inc. Ms. Strong began her professional career at Deloitte Touche Tohmatsu Limited.
Ms. Strong received a Bachelor of Arts in Business Administration from Seattle University and a Master’s in Professional Accounting from Seattle University.

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
Robyn Price Stonehill
Ms. Stonehill joined Sterling in November 2021 as Executive Vice President and Chief People Officer and her role expanded to include Chief Administration Officer in November 2023. Ms. Stonehill brings extensive human resources experience and has strategically advised leaders on organizational transformation, acquisitions, and divestitures, and is focused on enhancing the employee experience, developing talent, and building a strong culture.
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
•While the Merger Agreement is in effect, we are subject to certain interim covenants.
•If the Merger is consummated, the combined company may not perform as we expect or the market expects, which could have an adverse effect on the price of First Advantage common stock, which our current stockholders will own following the completion of the Merger in accordance with the terms of the Merger Agreement.
•The number of shares of First Advantage common stock issuable in the Merger in respect of one share of our common stock is fixed and will not be adjusted. Because the market price of First Advantage common stock may fluctuate, Sterling stockholders who elect to receive the Stock Consideration (or who elect to receive the Cash Consideration but are subject to proration) cannot be sure of the market value of the Stock Consideration they will receive in exchange for their Sterling shares in connection with the Merger.
•The announcement and pendency of the Merger may result in disruptions to our business, and the Merger could divert management’s attention, disrupt our relationships with third parties and employees, and result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.
•The Merger may not be completed within the expected timeframe, or at all, for a variety of reasons, including the possibility that the Merger Agreement is terminated prior to the consummation of the Merger, and the failure to complete the Merger could adversely affect our business, results of operations, financial condition, and the market price of our common stock.
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
•Our historical growth rates may not be sustainable or indicative of future growth.
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
Risks Relating to the Merger
While the Merger Agreement in in effect, we are subject to certain interim covenants.

On February 28, 2024, we entered into the Merger Agreement with First Advantage and Merger Sub, pursuant to which First Advantage agreed to acquire us for a combination of cash and stock.
The Merger Agreement generally requires us to operate our business in the ordinary course, subject to certain exceptions, including as required by applicable law, pending consummation of the Merger, and subjects us to customary interim operating covenants that restrict us, without First Advantage’s approval, from taking certain specified actions until the Merger is completed or the Merger Agreement is terminated in accordance with its terms. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Merger and may adversely affect our ability to execute our business strategies and attain financial and other goals and may adversely impact our financial condition, results of operations and cash flows.
If the Merger is consummated, the combined company may not perform as we expect or the market expects, which could have an adverse effect on the price of First Advantage common stock, which our current stockholders will own following the completion of the Merger in accordance with the terms of the Merger Agreement.
Even if the Merger is consummated, the combined Company may not perform as we expect or the market expects. Risks associated with the combined company following the Merger include:
•integrating two businesses is a difficult, expensive and time-consuming process, and the failure to integrate successfully the businesses of Sterling and First Advantage and their financial forecasting and controls, procedures and reporting cycles in the expected time frame would adversely affect First Advantage’s future results following completion of the Merger;
•consolidating and integrating corporate, information technology, finance and administrative infrastructures;
•it is possible that key employees might decide not to remain with First Advantage after the Merger is completed, and the loss of key personnel or the failure to maintain employee morale could materially and adversely affect the resulting entity’s results of operations, financial condition and growth prospects;
•the success of the combined company will also depend upon preserving relationships with third parties and pre-existing customers of Sterling and First Advantage, which relationships may be adversely affected by customer preferences or public attitudes about the Merger and attracting new business and operational relationships. Any adverse changes in these relationships could adversely affect the combined company’s business, results of operations and financial condition;
•coordinating sales and marketing efforts to effectively position the combined company’s capabilities;
•coordinating and integrating operations in countries in which First Advantage had not previously operated;
•the stock price of First Advantage common stock after the Merger may be affected by factors different from those currently affecting the stock price of Sterling; and
•if governmental agencies or regulatory bodies impose requirements, limitations, costs, divestitures or restrictions on the consummation of the proposed Merger, the combined company’s ability to realize the anticipated benefits of the Merger may be impaired.
If any of these events were to occur, the value of First Advantage common stock received by our stockholders in the Merger could be adversely affected.
The number of shares of First Advantage common stock issuable in the Merger in respect of one share of our common stock is fixed and will not be adjusted. Because the market price of First Advantage common stock may fluctuate, Sterling stockholders who elect to receive the Stock Consideration (or who elect to receive the Cash Consideration but are subject to proration) cannot be sure of the market value of the Stock Consideration they will receive in exchange for their Sterling shares in connection with the Merger.
In connection with the Merger, Sterling stockholders who elect to receive the Stock Consideration (or who elect to receive Cash Consideration but are subject to proration) will receive a fixed number of First Advantage shares for each of their shares of Sterling common stock (i.e., 0.979 First Advantage shares for each Sterling share). Accordingly, the market value of the Stock Consideration that our stockholders will receive in the Merger will vary based on the price of First Advantage common stock at the time our stockholders receive the Merger Consideration. As a result of any such changes in stock price, the market value of the shares of First Advantage common stock that our stockholders will receive at the time that the Merger is completed could vary significantly from the value of such shares immediately prior to the public announcement of the Merger.
A decline in the market price of First Advantage common stock could result from a variety of factors beyond First Advantage's control, including, among other things, the possibility that First Advantage may not achieve the expected benefits of the acquisition of Sterling as rapidly or to the extent anticipated, Sterling's business may not perform as anticipated following the transactions, the effect of First Advantage's acquisition of Sterling on First Advantage's financial results may not meet the expectations of First Advantage, financial analysts or investors, or the addition and integration of Sterling's business may be unsuccessful, may take longer or be more disruptive than anticipated, as well as numerous factors affecting First Advantage and its businesses that are unrelated to Sterling.
The announcement and pendency of the Merger may result in disruptions to our business, and the Merger could divert management’s attention, disrupt our relationships with third parties and employees, and result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.
In connection with the proposed Merger, our current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may materially adversely affect our ability to attract and retain key personnel and other employees while the Merger is pending. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the Merger, and may depart prior to the consummation of the Merger. Accordingly, no assurance can be given that we will be able to attract and retain key employees to the same extent that we have been able to in the past.
The proposed Merger could cause disruptions to our business or business relationships with our existing and potential customers, suppliers, partners, vendors, and other business partners, and this could have an adverse impact on our results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties, or seek to negotiate changes or alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.
The pursuit of the Merger may place a significant burden on management and internal resources, which may have a negative impact on our ongoing business. It may also divert management’s time and attention from the day-to-day operation of our business and the execution of our other strategic initiatives. This could adversely affect our financial results. In addition, we have incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, and many of these fees and costs are payable regardless of whether or not the pending Merger is consummated. We also could be subject to litigation related to the proposed Merger, which could prevent or delay the consummation of the Merger and result in significant costs and expenses.
Any of the foregoing, individually or in combination, could materially and adversely affect our business, financial condition and results of operations and prospects.
The Merger may not be completed within the expected timeframe, or at all, for a variety of reasons, including the possibility that the Merger Agreement is terminated prior to the consummation of the Merger, and the failure to complete the Merger could adversely affect our business, results of operations, financial condition and the market price of our common stock.
There can be no assurance that the Merger will be completed in the expected timeframe, or at all. The Merger Agreement contains a number of customary closing conditions that must be satisfied or waived prior to the completion of the Merger, including, among others, (i) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the antitrust and foreign direct investment laws of certain other jurisdictions, (ii) the absence of certain orders or laws preventing the consummation of the Merger, (iii) the effectiveness of the registration statement on Form S-4 to be filed by First Advantage with the SEC in connection with the Merger, (iv) the authorization for listing on Nasdaq of the shares of common stock of First Advantage to be issued in connection with the Merger and (v) the mailing of the information statement contemplated by Rule 14c-2 of the Exchange Act by us to our stockholders, and the lapse of at least 20 business days from the date of completion of such mailing.
There can be no assurance that all required regulatory approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required regulatory approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or that the Merger will be completed in a timely manner or at all. Many of the conditions to completion of the Merger are not within our or First Advantage’s control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). Even if regulatory approval is obtained, it is possible conditions will be imposed that could result in a material delay in, or the abandonment of, the Merger or otherwise have an adverse effect on us.

The Merger Agreement contains customary mutual termination rights for us and First Advantage, which could prevent the consummation of the Merger, including if the Merger is not completed by February 28, 2025 (subject to an extension of six months at First Advantage’s election if on February 28, 2025 all of the closing conditions except those relating to antitrust approvals have been satisfied or waived).
The Merger Agreement also contains customary termination rights for the benefit of each party, including if the other party breaches its representations, warranties, or covenants under the Merger Agreement in a way that would result in a failure of the other party’s condition to closing being satisfied (subject to certain procedures and cure periods).
If the Merger is not completed within the expected timeframe or at all, we may be subject to a number of material risks, including:
•the market price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed;
•if the Merger Agreement is terminated under certain specified circumstances, we or First Advantage will be required to pay a termination fee, including that we will be required to pay First Advantage a termination fee of approximately $66.3 million under specified circumstances, and First Advantage will be required to pay us a reverse termination fee ranging from $60 million to $100 million under specified circumstances;
•some costs related to the Merger must be paid whether or not the Merger is completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, as well as the diversion of management and resources towards the Merger, for which we will have received little or no benefit if completion of the Merger does not occur; and
•we may experience negative publicity and/or reactions from our investors, customers, suppliers, partners, vendors and other business partners and employees.
Risks Relating to Our Business and Industry
Regulatory and Legal Risks
We could face liability based on the nature of our services and the information we report or fail to report in our background screening, which may not be covered or fully covered by insurance.
We face potential liability from individuals, classes of individuals, clients or regulatory bodies for claims based on the nature, content or accuracy of our services and the information we use and report and depending on our compliance with the FCRA, U.S. state consumer reporting agency laws or regulations, foreign regulations and applicable employment laws. Our potential exposure to lawsuits or government investigations may increase depending in part on our clients’ compliance with these laws and regulations and applicable employment laws in their procurement and use of our screening reports as part of their hiring process, which is generally outside of our control. Our potential liability includes claims of non-compliance with the FCRA and other laws and regulations governing our services, as well as other claims of defamation, invasion of privacy, negligence, copyright, patent or trademark infringement. In some cases we may be subject to strict liability.
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
Changes to law, regulation, or administrative enforcement and interpretations or other limitations and prohibitions could materially adversely affect our offerings, revenue, or profitability. For example, the CFPB has invoked its rule making authority under the Dodd-Frank Act and has begun the process to review and consider amendments to the FCRA, the outcome of which could impact our business. Depending on the outcome of the rule making process, the federal laws that govern delivery of our products and services could impact our interactions and agreements with clients, suppliers and the way we report information to consumers. Additionally, numerous states and municipalities have implemented “ban the box” and “fair chance” hiring laws that limit or prohibit employers from inquiring or using a candidate’s criminal history to make employment decisions and many of such laws have been amended to increase the restrictions on the use of such information. In addition to the laws that impact what types of criminal information can be used at different stages of the hiring process, redaction of personal identifying information in criminal records (such as date of birth), and court rules and lawsuits that limit and or restrict access to identifiers in criminal records, may negatively impact our ability to perform complete criminal background checks. Some county courts, such as Los Angeles County, California, have enacted rules to limit access to personal identifiers in criminal records, causing delays and barriers to perform complete criminal background checks. Further, several states have enacted “clean slate” laws that will require courts to scrub certain types of offenses from their records. These laws limit the criminal history records that are publicly available and will have some impact on the availability of information for criminal background check purposes. If the U.S. federal government, a foreign government or additional states or municipalities were to pass regulations precluding or limiting the use of pre-employment screening in hiring decisions, precluding or limiting the ability to leverage certain personal identifying information in criminal records, or precluding or limiting other types of information in public records, our ability to conduct our current business in the applicable jurisdiction could be materially reduced or eliminated.
Our international operations subject us to a broad range of laws and regulations that may be difficult to manage and could expose us to numerous risks that, individually or together, could materially and adversely affect our business.
In 2023, we performed screening services in over 240 countries and territories worldwide. We expect to continue to provide screening services in a large number of countries and territories worldwide and we intend to expand our international operations. Privacy and other laws and regulations governing our operations in these jurisdictions may not be fully developed, may vary significantly, are subject to change from time to time, and may sometimes conflict or be subject to multiple interpretations. Identifying, interpreting and complying with these laws and regulations is difficult, and we cannot be certain we have done so or will correctly do so. As a result, we rely on outside counsel or business personnel in interpreting or applying local laws and regulations, which generally is limited, or on our clients’ or local vendors’ knowledge of such laws and regulations. In addition, a significant portion of our operations, including screening fulfillment, are conducted through subsidiaries in Mumbai, India and Manila, the Philippines.
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
•compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy, intellectual property, data protection, and AI laws and regulations;
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
Operating and expanding our business internationally, such as through our acquisition of Socrates in Latin America, could require us to incur additional compliance costs, which may be significant, or could subject us to substantial liability, including civil and criminal penalties and fines, restrictions on our operations, and breach of contract or indemnification claims by our clients and data suppliers, for failure to adequately comply in any or all of these jurisdictions. Any such cost or liability could have a material adverse effect on our business, financial condition and results of operations.
Failure to comply with economic sanctions, anti-corruption and anti-money laundering laws and similar laws associated primarily with our activities outside of the U.S. could subject us to penalties and other material adverse consequences.
We are subject to various trade restrictions, including economic sanctions and export controls, imposed by governments around the world with jurisdiction over our operations. Such trade controls prohibit or restrict transactions involving certain persons and certain designated countries or territories, including Cuba, Iran, Syria, North Korea, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic. We maintain policies and procedures designed to ensure compliance with applicable sanctions and export controls, including those imposed by OFAC, the U.S. Department of Commerce’s Bureau of Industry and Security, His Majesty’s Treasury and the EU or EU member states. As part of our business, we engage in limited interactions involving certain countries that are targets of economic sanctions, including obtaining or verifying information that is located in such countries. We believe that such interactions are conducted in compliance with applicable trade controls in accordance with relevant legal exemptions and authorizations, and we have implemented sanctions compliance programs, policies and procedures designed to foster compliance with these laws. However, our employees, contractors, and agents, and companies to which we outsource certain of our business operations, may take actions in violation of laws and regulations and our policies for which we may be ultimately responsible and our policies and procedures may not be adequate in protecting us from liability. Any such violation could have a material adverse effect on our reputation, client relationships, business, results of operations and prospects.
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
Our products and services involve the collection and transmission of confidential and sensitive information of our clients and their existing and potential employees, including personal information such as: social security numbers and their foreign equivalents, driver’s license numbers, dates of birth, addresses, identity verification information (such as government issued identification or passport numbers) and other sensitive personal and business information, which subjects us to potential liability from clients, consumers and other data subjects, third parties and government authorities relating to claims of legal or regulatory non-compliance, defamation, invasion of privacy, false light, negligence, intellectual property infringement, misappropriation or other violation and/or other related causes of action. A security breach in our facilities, platforms, computer networks, systems or databases (or those of our third-party service providers) or employee error or misconduct could expose us to a risk of loss of, or unauthorized access to and misappropriation or compromise of, this personal and business information, which could result in adverse publicity and harm our business and reputation and result in a loss of clients, system interruptions or the imposition of fines or other penalties by governmental agencies and claims by our clients and their candidates and employees. Further, the global security environment grows increasingly challenging as attacks on information technology systems continue to grow in frequency, complexity and sophistication (including through the increasing use of artificial intelligence) and our systems may be targeted and vulnerable to physical break-ins, denial-of-service attacks, computer viruses, ransomware, malware, loss or destruction of data, other malicious code, or unauthorized access or attacks by hackers (including, for example, state-sponsored attacks arising out of the conflict between Russia and Ukraine), employee error or malfeasance and similar intrusions. Outside parties may also attempt to fraudulently induce employees to take actions, including the release of proprietary business or personal information or to make fraudulent payments through illegal electronic spamming, phishing, spear phishing or other tactics. Certain of these malicious parties may be state-sponsored and supported by significant financial and technological resources. Although this is a global problem, it may affect us more than other businesses because malevolent parties may focus on the amount and type of personal and business information that we collect, host, store, transfer, process, disclose, use, secure, retain and dispose of. If unauthorized parties gain access to our products or services or our platforms, computer networks, systems or databases, or if authorized parties utilize our products or services for non-permissible purposes, they may be able to steal, publish, delete or modify the confidential and third-party personal information in our control, or impact our ability to access data or operate our systems. There is an increased risk that we may experience cybersecurity-related incidents as a result of the continued use of remote working and hybrid work-from-home arrangements by our employees, third-party service providers and other third parties working remotely, as such remote working may create additional opportunities for the exploitation of vulnerabilities. Any inability to protect the security, integrity, availability and privacy of our data and electronic transactions, or any misuse of our information services by our clients, employees, vendors or hackers, could cause significant harm to our business and reputation and result in significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently, are increasingly complex and sophisticated and may be difficult to detect for long periods of time and generally are not discovered until after they have been launched against or infiltrated a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative or containment measures.
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
The scope and interpretation of data privacy and cybersecurity regulations continues to evolve, and we believe that the adoption of increasingly restrictive regulations in this area is likely in the near future internationally and within the U.S. at both state and federal levels. For example, the CPRA, which expands upon the California Consumer Privacy Act requires covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new privacy rights including the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CPRA exempts much of the data that is covered by FCRA and DPPA and, therefore, much of our data is not subject to the CPRA. However, information we hold about individual residents of California that is not subject to FCRA and DPPA would be subject to the CPRA. The CPRA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. Further, numerous other states have enacted privacy and data security laws, rules and regulations, and many similar laws have been proposed at the federal and state level. These laws, rules and regulations may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, and the results of our operations or prospects. There are also laws and regulations governing the collection and use of biometric information, such as fingerprints and face prints. For example, the Illinois Biometric Information Privacy Act (“BIPA”) applies to the collection and use of “biometric identifiers” and “biometric information” which include finger and face prints. A business required to comply with BIPA is not permitted to sell, lease, trade or otherwise profit from biometric identifiers or biometric information it collects, and is also under obligations to have and disclose to the public a written policy with respect to the retention and destruction of all biometric identifiers and biometric information; ensure that it informs the subject of the collection and the purpose of the collection and obtains consent for such collection; and obtain consent for any disclosure of biometric identifiers or biometric information. Individuals are afforded a private right of action under BIPA and may recover statutory damages equal to the greater of $1,000 (or $5,000 for reckless violations) or actual damages and reasonable attorneys’ fees and costs. Additionally, a number of other laws concerning the collection, retention and use of biometric information have been proposed or passed. Such laws and proposals, if passed, could increase our potential liability, increase our compliance costs, cause us to change our business practices and materially adversely affect our business.
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
Since the CJEU’s decision in 2020, certain European supervisory authorities have indicated that they are looking at cross-border transfers more closely, and certain Data Protection Authorities decided in 2022 that the transfer of data to the U.S. using certain analytics tools is illegal. While these decisions related specifically to analytics tools in question, the considerations underlying them may be farther reaching, applying potentially to any transfer of EEA personal data to the U.S. While the E.U.-U.S. Data Privacy Framework (“DPF”) received approval in 2023 from the E.U., U.K. and Swiss authorities as an adequate mechanism for transfer of data to certified U.S. organizations (including Sterling), additional legal challenges in the E.U. to the mechanisms allowing companies to transfer personal data from the EEA to certain other jurisdictions, including the U.S., under the DPF and otherwise, are ongoing or threatened, and may result in further limitations on the ability to transfer data across borders.
Although we have taken steps to implement the new EU and U.K. SCCs and ensure adequate safeguards to transfer personal data from the EU and U.K. to the U.S., including maintaining our DPF certification, as supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs and U.K. SCCs cannot be used, and continue taking enforcement action, we could suffer additional costs, complaints, regulatory investigations or fines and/or personal data transfer suspensions.
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
In addition to rules restricting or conditioning cross-border data transfers, certain countries have put in place mandatory data residency requirements, meaning that storage of residents’ data must remain within the country. For example, Canada has certain sector-specific data residency requirements with which we comply. The Russian Federation currently mandates domestic data residency, which does not currently impact us as we do not do business in Russia and are not subject to Russian law. If a country where we operate or do business but do not have local data storage capabilities were to put in place such a restriction, it would result in additional information technology costs to support local infrastructure and cloud platforms or a loss of revenue from that country if local data residency cannot be accommodated. Such data residency requirements have been proposed, but not yet enacted, in other jurisdictions that may impact us.
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
We and/or our clients also may be subject to a number of passed and proposed laws and regulations related to the use of AI and machine learning, which control for, among other things, data bias and anti-discrimination. For example, New York City recently put into effect a law that regulates the use of AI in automated employment decisioning tools. Additionally, in the U.S., the Federal Trade Commission (“FTC”) enforces consumer protection laws such as Section 5 of the FTC Act, which prohibits unfair and deceptive practices, including use of biased algorithms in AI. In October 2021, the U.S. Equal Employment Commission (“EEOC”) announced the launch of a new initiative to monitor the use of AI and other algorithmic decision-making technology in the hiring and employment context and to ensure that such use does not violate federal civil rights and employment laws and has identified possible discrimination in the use of automated systems, including use of AI in hiring decisions, as a focus of its 2023 Strategic Enforcement Plan. The EEOC stated that the initiative will focus on applicants, current employees, employers and technology vendors to make sure the use of AI and other technologies do not create new discriminatory barriers to jobs. These initiatives may require us to conduct bias testing and impose new safeguards in developing new products and services that use AI. The European Commission also recently released its draft proposal for a regulation (i.e., the E.U. AI Act) implementing harmonized rules on AI and amending certain union legislative acts. The proposed regulation would impose additional restrictions and obligations on providers and users of AI systems, including increasing transparency so consumers know they are interacting with an AI system, requiring human oversight in AI, and prohibiting certain practices of AI that could lead to physical or psychological harm. Provisional political agreement on a proposed E.U. AI Act was reached between co-legislators in December 2023. The Act is expected to be adopted later this year and to come into effect beginning in 2026. Given the increased focus by these and other regulators on the use of AI, other U.S. states and countries are considering additional laws, regulations, and standards related to AI, which may be introduced in the future. Regulation in this area could impact how our clients use our products and services to interact with consumers and how we provide our services to our clients. AI tools can also present unique technological, ethical and legal challenges, such as the possibility of insufficient data sets, or data sets that contain biased information, which can negatively impact the decisions, predictions or analyses that AI applications produce. Deficiencies such as these, whether real or perceived, could cause us reputational harm and subject us to legal liability, including claims of product liability, breach of warranty, or negligence. Potential government regulation related to AI use and ethics may also increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our offerings. The rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact.
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
Our business depends on the efficient and uninterrupted operation of our systems, networks and infrastructure. We cannot assure you that we, or our third-party service providers, will not experience systems failures or business interruptions. Our systems, networks, infrastructure and other operations are vulnerable to impact or interruption from a wide variety of causes, including: power, internet or telecommunications failures; hardware failures or software errors; human error, acts of vandalism or sabotage; catastrophic events, such as natural disasters, extreme weather events, climate change or acts of war, terrorism or other military conflicts (such as the ongoing conflicts in Ukraine and the Middle East); malicious cyber-attacks or cyber incidents, such as unauthorized access, ransomware, malware, denial-of-service, loss or destruction of data, computer viruses or other malicious code; and the loss or failure of systems over which we have no control, such as loss of support services from critical third-party service providers. In addition, we may also face significant increases in our use of power and data storage and may experience a shortage of capacity or increased costs associated with such usage.
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
The continuing impacts on the U.S. and global economies, including effects on inflation, monetary policy and fiscal policy and the ongoing conflicts in Ukraine and the Middle East and other geopolitical events, have continued to cause uncertainty in the U.S. and global economy. This uncertainty could create unfavorable market conditions which may cause concerns of or lead to an economic slowdown or recession. It is not possible for us to estimate the duration or magnitude of the impact on the economy and its effects on our business, financial condition or results of operations at this time. Any future economic downturn may have a material adverse effect on our business, financial condition and results of operations.
Our business, financial condition and results of operations are subject to the effects of a rising rate of inflation.
Since the latter half of 2021 and throughout 2022 and 2023, the U.S. experienced historically high levels of inflation. As a result of inflation and other macroeconomic factors, we have experienced declines in base business growth with our existing clients. If inflation continues or worsens, it could further negatively impact us by increasing our operating expenses. Inflation may lead to cost increases in multiple areas across our business, including the cost of labor. Further, inflation may also cause our clients to reduce their use of our products and services. To the extent that we are unable to pass on these costs through increased prices, revised budget estimates, or offset them otherwise, or if we experience lower demand from our customers due to inflation, the rising rate of inflation may adversely affect our business, financial condition and results of operations.
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
A significant portion of our fulfillment operations and certain of our technology development operations, are conducted, through subsidiaries, in Mumbai, India and Manila, the Philippines, which subjects us to particular risks and challenges inherent in operating overseas. In particular, these operations are subject to local political, security and economic instability, regional conflicts and local risks with respect to a widespread public health concern or crisis, such as another pandemic, and the responses of local governments, institutions and healthcare providers thereto. If our operations at these sites are disrupted, even for a brief period of time, whether due to malevolent acts, defects, computer viruses, climate change, natural disasters such as earthquakes, fires, hurricanes or floods, power telecommunications failures, or other external events beyond our control, it could result in interruptions in service to our clients, damage to our reputation, harm our client relationships, and reduced revenues and profitability. We may not have sufficient protection or recovery plans in certain circumstances, such as a significant natural disaster, and our business interruption insurance may be insufficient to compensate us for losses that occur. In the case of such an event, a client could elect to terminate our relationship, delay or withhold payment to us, or even make claims against us. Such events could have negative impacts on client relationships. Further, misconduct by our overseas employees could result in infringement or misappropriation of our intellectual property, which may be exacerbated by potentially weaker protection for intellectual property and other legal rights than in the U.S. as well as practical difficulties in enforcing intellectual property and other rights. In addition, currency fluctuations that could increase the cost of labor at our India and the Philippines subsidiaries. These risks could prevent us from achieving cost savings or efficiencies from our international operations, and could have a material adverse effect on our business, financial condition and results of operations.
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
We have incurred operating losses in recent years, including net losses of $0.1 million and $18.5 million for the years ended December 31, 2023 and 2021, respectively, and may incur net losses in the future. We expect our operating expenses to increase in the future as we continue our growth initiatives by focusing on expanding into new geographies, developing new products and services and investing in our technology, focusing on new partnerships and as a result of legal, accounting, and other expenses related to operating as a public company. These initiatives and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. We may not experience the revenue growth that we have experienced in the past or our revenue may decline for a number of other reasons, including reduced demand for our products and services, increased competition, a decrease in the growth or reduction in size of our overall market, the impacts to our business from the general economic conditions or concerns of an economic downturn or recession, or if we cannot capitalize on growth opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability.
Our historical growth rates may not be sustainable or indicative of future growth.
We have experienced significant growth in several recent periods, with year-over-year base growth moderating starting in the later half of the third quarter of 2022. While revenue increased 19.5% from $641.9 million for the year ended December 31, 2021 to $766.8 million for the year ended December 31, 2022, revenue decreased 6.1% to $719.6 million for the year ended December 31, 2023. Accordingly, historical rates of growth that we have experienced in the past may not be sustainable or indicative of our future rate of growth. We experienced increased demand through the first half of the third quarter in 2022 as the broader macroeconomic recovery from the COVID-19 pandemic continued. In addition, the structural shift from in-office to remote work has reduced switching costs for employees and expanded talent pools for employers, further increasing demand. However, in the latter half of the third quarter of 2022, year-over-year base growth began to moderate due to macroeconomic uncertainty related to factors including inflation, monetary policy and fiscal policy, which moderation continued through 2023 during which we experienced a year-over-year decline in base business with our existing clients that offset positive trends in other revenue drivers, including growth from new clients, up-sell and cross-sell and retention. These factors have caused uncertainty among our clients and general populace of a future economic downturn or recession, which could impact the hiring and turnover trends of our clients.
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
As of December 31, 2023, we had goodwill of $879.4 million. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the date the business was acquired. Our goodwill is predominantly a result of the acquisition of Sterling by certain affiliates of The Goldman Sachs Group, Inc. (“Goldman Sachs”) and Caisse de dépôt et placement du Québec (“CDPQ” and, together with Goldman Sachs, our “Sponsor”) on June 19, 2015 (the “Sponsor Acquisition”). Determining the fair value of certain assets acquired and liabilities assumed is judgmental in nature and requires management to use significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, growth rates and asset lives. We do not amortize goodwill that we expect to contribute indefinitely to our cash flows, but instead we evaluate these assets for impairment at least annually, or more frequently if changes in circumstances indicate that a potential impairment could exist. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the acquired assets, divestitures and market capitalization declines may impair our goodwill. Any charges relating to such impairment could materially adversely affect our financial condition and results of operations.
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
The impacts from any potential widespread public health concern or crisis, such as the COVID-19 pandemic, include, but are not limited to:

•the increased risk that we may experience cybersecurity-related incidents as a result of service providers and third parties working remotely;
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
Any of these risks could have a material adverse effect on our business, financial condition or results of operations. The impact of any other potential widespread public health concern or crisis on our business remains uncertain and will depend on a variety of changing factors that we may not be able to accurately predict, such as the duration and scope of the health concern or crisis, the disruption of the national and global economy, the duration of the economic downturn, the laws, programs and actions that governments will enact or take, the extent to which our clients’ businesses contract or fail, and how quickly and to what extent normal economic and operating conditions can resume. Any of these factors could exacerbate the risks and uncertainties identified above.
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
As of February 28, 2024, our Sponsor controls approximately 53.5% of the voting power of our common stock. For so long as our Sponsor continues to own a significant percentage of our common stock, our Sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval through its voting power, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our amended and restated certificate of incorporation or amended and restated bylaws and other significant corporate transactions. Accordingly, for such period of time as our Sponsor holds a controlling interest in us, our Sponsor will have significant influence with respect to our management, business plans and policies. In particular, our Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.
Our Sponsor and its affiliates engage in a broad spectrum of activities. In the ordinary course of their business activities, our Sponsor and its affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Two of our ten directors are affiliated with our Sponsor. These persons will have fiduciary duties both to us and to our Sponsor. As a result, they may have real or apparent conflicts of interest on matters affecting both us and our Sponsor, which in some circumstances may have interests adverse to ours. Our amended and restated certificate of incorporation generally permits our Sponsor, its affiliates, our non-employee directors and their affiliates to engage, directly or indirectly, in the same lines of business in which we operate or otherwise to compete with us. Our Sponsor and its affiliates may also pursue acquisition opportunities that would be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, our Sponsor and its affiliates may have an interest in us pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you.
Our substantial indebtedness could adversely affect our financial condition and limit our ability to raise additional capital to fund our operations.
We have a substantial amount of indebtedness. As of December 31, 2023, we had total indebtedness of $498.0 million outstanding under the 2022 Credit Agreement, which provides for $300.0 million aggregate principal amount of term loans and a $400.0 million revolving credit facility. Additionally, we have $0.7 million of letters of credit outstanding under our Revolving Credit Facility, with additional capacity for letters of credit of $39.3 million.
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
For example, the Inflation Reduction Act of 2022, as signed into law by President Biden, includes a one percent excise tax on share buybacks and on November 23, 2022, our board of directors authorized the repurchase of up to $100.0 million of our shares of common stock. The excise tax on share buybacks is currently not expected to have a material impact on our tax liability.
Our ability to use net operating loss carryforwards to offset future income taxes may be subject to limitation.
As of December 31, 2023, we had approximately $15.7 million of U.S. federal net operating loss carryforwards (“NOLs”). Our NOLs are subject to annual use limitations, and expire between 2026 and 2031. Utilization of our NOLs depends on many factors, including our future income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income by a corporation that has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more stockholders (or groups of stockholders) that are each deemed to own at least 5% of our stock increase their ownership percentage by more than 50 percentage points over their lowest ownership percentage during a rolling three-year period.
We have experienced an ownership change under Section 382 of the Code in the past. Thus, our ability to utilize existing NOLs are subject to annual limitations under Section 382 of the Code. The application of such limitation may cause U.S. federal income taxes to be paid by us earlier than they otherwise would be paid if such limitation was not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. To the extent we are not able to offset our future taxable income with our NOLs, this would adversely affect our operating results and cash flows if we have taxable income in the future. In addition to the aforementioned federal income tax implications pursuant to Section 382 of the Code, most U.S. states follow the general provisions of Section 382 of the Code, either explicitly or implicitly resulting in separate state net operating loss limitations. We have recorded a valuation allowance on $13.1 million related to our NOLs as of December 31, 2023.
Risks Relating to Ownership of Our Common Stock
The market price of our common stock may be highly volatile or may decline regardless of our operating performance and you could lose all or part of your investment as a result.
The trading price of our common stock could be volatile, and you could lose all or part of your investment. Stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Our board of directors recently approved a share repurchase program, but we are not obligated to repurchase a specified number of shares, or any at all, and may suspend, terminate or modify the program without notice at any time. We have suspended repurchases of our common stock under the share repurchase program pending consummation of the Merger. The following factors, in addition to other factors described in this “Risk Factors” section, may have a significant effect on the market price of our common stock:
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
•negative trends in global economic conditions or activity levels in our industry;
•other events or factors, including severe weather, natural disasters, those resulting from war and other military conflicts (including the ongoing conflicts in Ukraine and the Middle East), incidents of terrorism, pandemics, or other public health emergencies or external events or responses to these events; and

•overall fluctuations in the U.S. equity markets, including due to concerns of an economic downturn or recession.
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
Moreover, the approximately 53% of our outstanding common stock held by our Sponsor as well as approximately 3.1 million shares of common stock held by certain of our officers and directors, have been registered for resale on a registration statement on Form S-3. Additionally, we have filed registration statements on Form S-8 under the Securities Act registering shares issuable under the 2015 LTIP, the 2021 Equity Plan and the ESPP. As of February 28, 2024, there were (i) 8,236,986 shares of common stock issuable upon the exercise of options outstanding under the 2015 LTIP, (ii) 3,749,917 unvested shares of restricted stock that were issued under the 2021 Equity Plan, (iii) 4,546,475 shares of common stock issuable upon the exercise of options outstanding under the 2021 Equity Plan, (iv) 113,951 shares of common stock issuable upon the settlement of RSUs outstanding under the 2021 Equity Plan, (v) 14,062,084 shares of common stock reserved for future issuance under the 2021 Equity Plan, and (vi) 4,692,961 shares of common stock reserved for future issuance under the ESPP. Shares registered under such registration statements, including shares issuable upon the exercise of options, will be eligible for resale in the public market without restriction, subject to Rule 144 limitations applicable to affiliates, any applicable lock-up agreements and the vesting and transfer restrictions described in our Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 18, 2023 (our “2023 Proxy Statement”) under “Executive Compensation—Narrative Disclosure to Summary Compensation Table—Long-Term Equity Incentives—2015 LTIP” and “—Sterling Check Corp. 2021 Omnibus Incentive Plan.” Further, our amended and restated certificate of incorporation authorizes us to issue shares of common stock and options relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including under the 2021 Equity Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our stockholders. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

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
We operate in several different countries outside the U.S., most notably the U.K. and Canada, and historically, approximately 15–20% of our revenue has been denominated in currencies other than the U.S. dollar. For the year ended December 31, 2023, $109.9 million of our revenue was denominated in currencies other than the U.S. dollar. Portions of our expenses, assets and liabilities are denominated in non-U.S. dollar currencies as well. Because our consolidated financial statements are presented in U.S. dollars, we must translate non-U.S. dollar denominated revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Accordingly, increases or decreases in the value of the U.S. dollar against other currencies may affect our business, financial condition and results of operations. As we increase the extent of our international operations, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations, such as our margins and cash flows. Foreign currency exchange rate fluctuations may also adversely impact third-party vendors we rely on for services, which may be passed along to us in the form of price increases. In recent years, external events, such as Brexit, the COVID-19 pandemic, international conflicts (such as the ongoing conflicts in Ukraine and the Middle East), uncertainty regarding actual and potential shifts in U.S. and foreign trade, economic and other policies and the passage of U.S. tax reform legislation, have caused significant volatility in currency exchange rates, especially among the U.S. dollar, the pound sterling and the euro, and these or other external events may continue to cause such volatility.
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
The U.K.’s exit from the EU could have a material adverse effect on our business, financial condition and results of operations.
On January 31, 2020, the U.K. formally withdrew from the EU (“Brexit”), entering into a transition period that ended on December 31, 2020. This process is unprecedented in EU history and the effects of Brexit remain uncertain. Although the U.K. entered into a trade and cooperation agreement with the EU on December 24, 2020 that provides for, among other things, the free movement of goods between the U.K. and the EU, continued legal uncertainty and potentially divergent national laws and regulations in relation to financial laws and regulations, tax and free trade agreements, immigration laws and employment laws may adversely affect economic or market conditions in the U.K., Europe or globally, which could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British pound, or the euro, which could negatively affect our revenues and the broader economic environment on which our business and industry depend.
The U.K.’s departure from the EU and the terms of the future relationship between the U.K. and the EU could significantly impact the business environment in which we and our clients operate, increase the costs of conducting business in both the U.K. and the EU, impair or prohibit access to EU clients, create challenges in attracting or retaining non-British EU employees and introduce significant new uncertainties with respect to the legal and regulatory requirements to which we and our clients are subject. In particular, Brexit could significantly affect the regulatory landscape in both the U.K. and the EU and may have a material impact on their respective economies, which could have a materially adverse impact on us despite our international client base.
Failure to retain our existing senior management team or the inability to attract and retain qualified personnel could materially adversely affect our ability to operate or grow our business.
The success of our business depends upon the skills, experience and efforts of our executive officers, particularly Joshua Peirez, our Chief Executive Officer and Director and Lou Paglia, our President and Chief Operating Officer. There is a risk that either of Messrs. Peirez or Paglia could leave the Company at any time, subject to certain notice requirements, although each is subject to post-termination restrictive covenants including non-compete covenants. Further, volatility in our stock price could negatively impact the value of executive officer equity awards and our ability to retain talent of key employees and executives. Although we have invested in succession planning, the loss of key members of our senior management team could nevertheless have a material adverse effect on our business, financial condition and results of operations. Should we lose the services of any member of our senior management team, we would have to conduct a search for a qualified replacement. This search may be prolonged, and we may not be able to locate and hire a qualified replacement.
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
The competition for skilled sales and other personnel can be intense in the regions in which our offices are located. A significant increase in the salaries and wages paid in these regions or by competing employers could result in a reduction of our labor force, increases in the salaries and wages that we must pay or both, which may also increase our operating costs. If we are unable to hire skilled manufacturing, sales and other personnel or retain our existing personnel, our ability to execute our business plan, and our results of operations, would suffer.
Our ability to conduct our business may be materially adversely affected by unforeseen or catastrophic events. In addition, our operations, including in the U.S., Europe, India and the Philippines, are heavily concentrated in particular areas and may be adversely affected by events in those areas.
We may incur losses as a result of unforeseen or catastrophic events, including fire, natural disasters, extreme weather events, power loss, telecommunications failure, software or hardware malfunctions, theft, cyber-attacks, war, terrorist attacks or other military conflicts (such as the ongoing conflicts in Ukraine and the Middle East). In addition, employee misconduct or error could expose us to significant liability, losses, regulatory sanctions and reputational harm. Misconduct or error by employees could include engaging in improperly using confidential information or engaging in improper or unauthorized activities or transactions. These unforeseen or catastrophic events could adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. Certain of these events also pose significant risks to our employees and our physical facilities and operations around the world, whether the facilities are ours or those of our third-party service providers or clients. If our systems were to fail or be negatively affected as a result of an unforeseen or catastrophic event, our business functions could be interrupted, our ability to make our products and services available to our clients could be impaired and we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after an unforeseen or catastrophic event, and successfully execute on those plans should such an event occur, our business, financial condition, results of operations and reputation could be materially harmed.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
As our technology-enabled background and identity verification services involve the collection and transmission of confidential and sensitive information of our clients and their users and existing and potential employees, managing cybersecurity risks is a key component of our enterprise risk management plan. We have a comprehensive risk management and governance strategy in place to assess, identify and manage cybersecurity risks to our business and our proprietary technology platform.
Risk Management and Strategy
Our cybersecurity program is designed to protect our information systems from cybersecurity threats and to ensure the confidentiality, integrity and availability of systems and information used, owned or managed by the Company related to our employees, our clients and their users and existing and potential employees. This involves a comprehensive and ongoing effort to protect against, detect and respond to cybersecurity threats and vulnerabilities. Our cybersecurity program includes a number of components, such as:
•policies, procedures and protocols concerning information security and data protection;
•regular employee security awareness trainings;
•regular employee “phishing” trainings;
•regular third-party audits of our cybersecurity program;
•an incident response plan that sets forth the steps to be taken following an actual or suspected     cybersecurity incident or other data-related event;
•periodic tabletop exercises associated with our incident response plan and processes; and
•tools designed to detect and prevent cybersecurity incidents.
As part of our enterprise risk management program, we use the results of both internal and external information security audits, and data associated with our analysis of cybersecurity metrics within our information technology environment to inform and direct our overall cybersecurity strategy. Each year, we engage auditors to perform recognized standard audits related to cybersecurity, including a System and Organization Controls (“SOC”) 2 review to test our information technology system internal controls. In addition, we engage other third-parties, from time to time and on an as needed basis, in the performance of tests and assessments associated with the cybersecurity of our operating environment. We maintain a centrally-managed third-party risk management process that includes a cybersecurity assessment performed during the procurement process and periodically thereafter of third-party service providers that may have access to sensitive information and/or systems, or applications that we have determined to be important to our operations.
Material Effects from Risks of Cybersecurity Threats
From time to time, we experience data and cybersecurity incidents. To date, we have not experienced any risks from cybersecurity threats (including as a result of prior incidents) that have materially affected or to our knowledge are reasonably likely to materially affect, the Company, including our business strategy, results of operations or financial condition. Any future actual or perceived cybersecurity incidents, including the failure to protect the confidentiality, integrity, availability and privacy of our data and electronic transactions, or any misuse of our information services by our clients, employees, vendors or hackers, could cause significant harm to our business and reputation and result in significant liability. Such liability could include harm to our brand and reputation and cause us to lose existing clients and market share and fail to win new clients, and may require expenditure of significant costs and operational consequences in connection with investigating, mitigating, remediating, eliminating, and putting in place additional measures designed to prevent future actual or perceived cybersecurity incidents.
Governance
Role of Management
Our Technology & Security Team, which is led by our Chief Technology Officer (“CTO”), Ivneet Kaur, oversees our cybersecurity program. Ms. Kaur has over 20-years’ experience in leading global technology & security teams, including in the financial services and consumer reporting industries. She holds a Masters degree in Engineering Management from the University of College Park, Maryland and a Masters in Software Systems from Kurukshetra University in India. Members of our Technology & Security Team hold industry certifications such as CISSP, Security+, and GIAC.
Under our incident response plan, the Technology & Security Team is tasked with identifying and responding to actual or suspected cybersecurity incidents or other data-related events, as well as escalating qualifying incidents and events to a cross-functional leadership team, which includes representation from Technology, Security, Privacy and executive leadership, including our Chief Legal & Risk Officer. The leadership team is responsible for supervising incident response, remediation and compliance with any notification and disclosure obligations with respect to any incidents that have been escalated in accordance with our incident response plan. The Technology & Security Team conducts regular security assessments and employee security awareness trainings and tracks cybersecurity events through the preparation of quarterly status reports and metrics. The team presents these reports and metrics, together with additional internal metrics associated with the status of the Company’s cybersecurity program and updates on the status associated with enterprise risk mitigation for technology-based programs, including cybersecurity initiatives, to the Audit Committee of the Board of Directors (the “Board”) at least bi-annually. Additionally, the Company’s Enterprise Risk Management Team (“ERM Team”), which is responsible for assisting the Company in identifying, assessing, managing, mitigating and reporting on top enterprise risks (including cybersecurity risks), provides updates to the Audit Committee at least bi-annually.
Role of the Board of Directors
Our Board has delegated responsibility for overseeing our technology, cybersecurity and data privacy programs and controls to the Audit Committee. The Audit Committee evaluates the adequacy of the Company’s technology and cybersecurity (including data protection) programs, with the CTO. The CTO provides periodic updates concerning the Company’s technology and cybersecurity programs (including data protection) to the full Board on an annual basis.
Item 2. Properties.
As of September 2020, we moved to a virtual-first approach where possible. We currently lease our corporate headquarters in Independence, Ohio, which occupies 5,469 square feet. We also lease offices in California and Oregon as well as maintain office locations in Australia, Canada, China, Hong Kong, India, Malaysia, the Netherlands, the Philippines, Poland, United Arab Emirates and the U.K. We believe these facilities are suitable for our current operations and upon the expiration of the terms of the leases, we believe we could renew these leases or find suitable space elsewhere on acceptable terms. By optimizing virtual-first, we are focusing our investment, energy, and commitment to ensure that we create the same driven and connected culture that we saw in our offices.
Item 3. Legal Proceedings.
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently party to any legal proceedings that, if determined adversely to us, we believe would individually or taken together have a material adverse effect on our business, financial condition or liquidity. Information regarding our legal proceedings can be found in Note 13, “Commitments and Contingencies” to the Consolidated Financial Statements included elsewhere within this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “STER.” As of February 29, 2024, the closing price of our common stock on the Nasdaq was $15.67 per share.
Holders
As of February 28, 2024, we had 2,866 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the name of various security brokers, dealers and registered clearing agencies. The transfer agent of our common stock is Equiniti Trust Co. (formerly American Stock Transfer & Trust Company), 6201 15th Avenue, Brooklyn, New York 11219.
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
Performance Graph
The graph below compares the relative investment performance of Sterling Check Corp. common stock, the Russell 2000 Index and a peer index representing the total price change of HireRight Holdings Corporation and First Advantage Corporation for the period September 23, 2021 to December 31, 2023, assuming a $100 cash investment at the market close on September 23, 2021 and reinvestment of dividends at date of payment into the common stock. The graph, presented pursuant to SEC rules, is not meant to be an indication of our future performance.

Comparison of Cumulative Total Return Among Sterling Check Corp., the Russell 2000 Index and a Peer Group(1)
$120
$110
$100
$90
$80
$70
$60
$50
$40
09/21 09/21 10/21 11/21 12/21 01/22 02/22 03/22 04/22 05/22 06/22 07/22 08/22 09/22 10/22 11/22 12/22 01/23 02/23 03/23 04/23 05/23 06/23 07/23 08/23 09/23 10/23 11/23 12/23
Peer Group Composite
Russell 2000 Stock Index
Sterling Check Corp

_________________________
(1)The performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, or otherwise subject to the liabilities under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1) (a)	Average Price Paid per Share(1) (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2) (c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2) (d) (in thousands)
10/01/2023 to 10/31/2023	738,826	$12.73	681,341	$31,740
11/01/2023 to 11/30/2023	600,478	11.68	596,546	24,786
12/01/2023 to 12/31/2023	588,514	13.23	487,883	18,335
Total	1,927,818		1,765,770
_________________________
(1)During the three months ended December 31, 2023, we received 162,048 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock awards. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under our share repurchase program.
(2)On November 23, 2022, our board of directors authorized the repurchase of up to $100.0 million of our shares of common stock over a period through December 31, 2024. The share repurchase program is expected to be funded through our existing cash and future free cash flow. The share repurchase program is being executed on a discretionary basis through open market repurchases, private transactions, or other transactions, including through block trades and Rule 10b-18 and Rule 10b5-1 trading plans. We are not obligated to repurchase any specific number of shares, and the timing and amount of any share repurchases will be subject to several factors including share price, trading volume, market conditions, and capital allocation priorities. The share repurchase program may be suspended, terminated or modified without notice at any time. We have suspended share repurchases of our common stock under the share repurchase program pending consummation of the Merger.

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2023 and 2022 should be read in conjunction with our consolidated financial statements and related notes and other information included elsewhere in this Annual Report. For a similar detailed discussion comparing the year ended December 31, 2022 to the year ended December 31, 2021, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by the forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in Part I, Item 1A. “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.
Numerical figures included in this Annual Report on Form 10-K have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them. In addition, we may round certain percentages presented in this Annual Report on Form 10-K to the nearest whole number. As a result, figures expressed as percentages in the text may not total 100% or, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.
Overview
Sterling Check Corp. (the “Company,” “Sterling,” “we,” “us” or “our”) is a leading global provider of technology-enabled background and identity verification services. We provide the foundation of trust and safety that our clients need to create great environments for their most essential resource—people. We offer a comprehensive hiring and risk management solution that begins with identity verification, followed by criminal background screening, credential verification, drug and health screening, processing of employee documentation required for onboarding and ongoing risk monitoring. Our services are generally delivered through our purpose-built, proprietary, cloud-based technology platform that empowers organizations with real-time and data-driven insights to conduct and manage their employment screening programs efficiently and effectively. Our clients face a dynamic and rapidly evolving global labor market with increasing complexity and regulatory requirements. We believe that our services and platform enable organizations to make more informed employment decisions, improve workplace safety, protect their brand and mitigate risk. As a result, we believe our solutions are mission-critical to our clients’ core human resources, risk management and compliance functions. During the twelve months ended December 31, 2023, we completed over 103 million searches for over 50,000 clients, including nearly 60% of the Fortune 100 and over 50% of the Fortune 500.
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
We offer an extensive suite of global products addressing a wide range of complex client needs, and we see compelling opportunities to continue extending our operating presence in other geographies. We believe we have a unique ability to translate client needs into superior local market solutions through a combination of portfolio depth and breadth, local know-how and language capabilities. Additionally, we view a targeted, disciplined approach to strategic mergers and acquisitions (“M&A”) as highly complementary to our other key growth objectives, compounding and/or accelerating related opportunities. Through our investments in technology, we have established a unified platform, allowing us to quickly integrate targets and drive synergies. Our core platform processes approximately 80% of our global revenue. We expect to continue to increase the revenue processed on our core platform in 2024. We expect Sterling’s proven track record of M&A—with 13 acquisitions over the last 12 years—to continue to support and elevate the various layers of our future growth profile.
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
As part of our journey of growth and optimization, we continue to refine our corporate strategy and are committed to our goal of delivering stockholder value by executing on the growth opportunities in front of us. We have a number of key execution elements to help us achieve our goals, including increasing our revenues with existing clients, acquiring new clients, growing market share internationally, and utilizing M&A to supplement our organic revenue growth. We believe we are differentiated from competitors and well-positioned to achieve our goal of being the world’s most trusted background and identity services company due to our deep market expertise, unrivaled client service, best-in-class data, and seamless workflows. In 2023, we continued our focus on cost savings targets through a three-pillar approach. First, through Project Nucleus, which we launched at the end of 2022, an initiative to drive meaningful cost savings and efficiency gains, with the goal to enhance our organization by re-engineering processes, driving fulfillment cost reductions and identifying and executing on additional automation opportunities. Second, we are reducing our facilities costs by leaning more into our virtual-first approach and reducing our real estate and facilities footprint. Third, we are focused on continued enhancement of our functional alignment by streamlining our organization to align with the go-to-market structure that we established in 2022.
Recent Developments
M&A Activity
On February 28, 2024, we entered into a Merger Agreement with First Advantage and Merger Sub. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into Sterling, with Sterling continuing as the surviving corporation in the Merger and becoming an indirect wholly-owned subsidiary of First Advantage. Upon the effective time of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive, at the election of the holder of such share of common stock, and subject to proration in accordance with the Merger Agreement: (i) the Cash Consideration, or (ii) the Stock Consideration. The election will be subject to a proration mechanism, such that the total number of shares of our common stock entitled to receive the Cash Consideration will be equal to 72%, and the total number of shares of our common stock entitled to receive the Stock Consideration will be equal to 28%, of the aggregate number of shares of our common stock issued and outstanding immediately prior to the consummation of the Merger. Following the consummation of the Merger, our stockholders are expected to own approximately 16% of the combined company, and current First Advantage stockholders are expected to own approximately 84% of the combined company. The transaction has been unanimously approved by the boards of directors of both companies and is expected to close in approximately the third quarter of 2024, with the closing and timing thereof subject to required regulatory approvals, clearances, and other customary closing conditions. See Part I, Item 1. “Business—Sterling Overview” of this Annual Report on Form 10-K for additional information.
On January 2, 2024, we acquired the equity interests of Vault Workforce Screening, a leading US clinic management platform, for approximately $70.0 million, bringing a network of 17,000 clinics and a flexible service model to enhance our existing drug and health services.
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
In the latter half of the third quarter of 2022, base growth began to moderate due to macroeconomic uncertainty related to factors including inflation, monetary policy and fiscal policy. This moderation continued throughout 2023 during which we experienced a year-over-year decline in base business with our existing clients that offset positive trends in other revenue drivers, including growth from new clients, up-sell and cross-sell and retention. The ongoing macroeconomic factors have caused uncertainty among our clients and general populace of a future economic downturn or recession. Given the uncertain conditions, it is challenging to predict the hiring and turnover trends of our clients.
Effects of Inflation
As a result of inflation and other macroeconomic factors, we have experienced declines in base business growth with our existing clients. If inflation continues or worsens, it could further negatively impact us by increasing our operating expenses. For example, inflation may lead to cost increases in multiple areas across our business, including the cost of labor. Further, inflation may also cause our customers to reduce their use of our products and services. To the extent that we are unable to pass on these costs through increased prices, revised budget estimates or offset them otherwise, or that we experience lower demand from our customers due to inflation, the rising rate of inflation may adversely affect our business, results of operations and financial condition.
New Product and Service Development
Our success depends on our ability to develop new products and services and introduce technological enhancements for our current products and services that meet the demands of existing and new clients. We have a robust new product roadmap focused on enhancing our ability to address the constantly evolving needs of our clients and their candidates.
As part of our strategic transformation, in early 2019, we launched Project Ignite, a three-phase strategic investment initiative, to create a cloud-native enterprise-class global platform. The investment, completed by early 2023, migrated our corporate technological infrastructure to the cloud and unified our clients on a single global production platform. Following Project Ignite, in 2023, we continued to make significant strides in further enhancing our client and candidate experience, delivered multiple new products to market and optimized and increased efficiency of our operations via smart use of technology. Measurable results included increasing the speed and predictability of product delivery, accelerating M&A time to value with successful integrations, applying advanced automation to improve criminal checks and verification processing, and enhancing network and endpoint security as well as privileged access management. We have a strong foundation of people, process and technical maturity to support our future roadmaps and go-forward strategy.
Over the long term, we expect these investments to further enhance our margins, improve time to market and allow us to increase innovation. We intend to continue to invest in developing industry-first solutions, further innovating in our existing Verticals and Regions as well as pursuing adjacent market opportunities that leverage our existing technology platform. We plan to pursue new and under-penetrated adjacent market opportunities, including talent assessment, reference checking, onboarding and investigative due diligence.
Clients
Our results of operations depend on our ability to retain existing clients, offer new products and services to existing clients, attract new clients and maintain a diverse client base. We serve the background and identity verification services needs of more than 50,000 clients. Our client base is diversified in size of client and industry and includes nearly 60% of the Fortune 100 and over 50% of the Fortune 500. We have minimal client concentration with no client accounting for more than 3% of revenue, and our top 25 clients accounting for less than 20% of revenue. We serve the healthcare, gig, financial and business services, industrials, retail, contingent, technology, media and entertainment, transportation and logistics, hospitality, education and government industries. We employ an operating model organized by Vertical and Region that produces differentiated end-market insights and allows us to tailor solutions to meet the needs of each industry we serve.
A majority of our U.S. enterprise client contracts are exclusive to Sterling or require Sterling to be used as the primary provider. Additionally, they are typically multi-year agreements with automatic renewal terms, no termination for convenience clauses and set pricing with Sterling’s right to increase prices annually upon notice, including the ability to increase pass-through costs to our clients with 30 days’ notice. Our success is driven by a competitive service offering of fast, reliable, and accurate screening information delivered on a cost-effective basis. Additionally, our offerings are tightly integrated with our clients’ ATSs and HCM systems, further cementing our services into our clients’ daily human resources (“HR”) workflows. Taken together, these factors have yielded strong client relationships with an average tenure of more than nine years across our top 100 clients based on 2023 and 2022 total revenue.
Our ability to retain our existing clients and attract new clients will depend on our ability to continue to deliver superior client service and on the quality of the products and services that we provide, including the accuracy and speed of the background checks that we perform and the protection of the data we collect. We have demonstrated improvement in our gross retention rate for five consecutive years, which was 96% for the years ended December 31, 2023 and 2022.
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
Competitive Environment
The market for global background and identity verification services is highly fragmented and competitive. Based on April 2022 Acclaro data, no single private or public firm possesses a market share of greater than 10%. We compete with a diverse group of screening companies, including global full-suite players characterized by their global scale and enterprise offerings; mid-tier players that tend to focus on a particular geographic region, industry or product line; and small and independently-owned background screening players that typically serve SMBs. It is also possible that new competitors or alliances or consolidation among competitors may emerge and significantly increase competition. We expect our market to remain highly competitive.

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
Operational Enablement
We successfully execute a virtual operating model and nearly all of our employees around the globe are working remotely. Operating in a virtual model has required us to hire employees remotely, train them virtually and expand our network capabilities.
Revenue and Sales Generation
Our lack of industry concentration with a highly diversified client base provides a natural hedge against industry-specific effects as demonstrated by our performance during and subsequent to the COVID-19 pandemic. Additionally, due to our increased investment in automation, we believe we are better able to retain the ability to fulfill searches and continue operations in periods of mandated shut downs and uncertain economic conditions.
Cost Optimization and Cash Management
We continually evaluate cost reduction measures across the organization, reducing selling, general and administrative expenses. We recognized this as an opportunity to implement strategic structural changes to improve operating leverage and accelerate the modernization of our technological infrastructure. We continue to operate in a virtual-first environment and have closed or reduced the size of 24 offices globally to date since 2020. We have reduced our data center footprint to prioritize moving our revenue to platforms hosted in the cloud and streamlined our sales and operations organization for greater operational efficiency. We derived additional cost savings from reducing variable spending, such as bonus expense, lower commissions, and lower marketing, travel, and entertainment expenses.
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
Components of Our Results of Operations
The following discussion summarizes the key components of our consolidated statements of operations and comprehensive income (loss). We have one operating and reportable segment.
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
Our revenue drivers are acquiring new clients (measured by new client growth), growing our existing client base through retaining existing clients (measured by gross retention rate), and growing our existing client relationships through upselling, cross-selling, and organic and inorganic growth in our client’s operations that lead to an increase in hiring (measured by base business growth with existing clients). The aforementioned metrics are calculated as discussed in the following paragraph.
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
•Drug and Health Screening – Comprehensive, accurate, and fast drug and health screening services through a network of approximately 20,000 collection sites supporting the Substance Abuse and Mental Health Services Administration in the U.S.
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
Operating Expenses
Our cost structure is flexible and provides us with operational leverage to be able to effectively adapt to changing client needs and broader economic events. Additionally, in 2023, we implemented strategic structural changes in our business to improve operating leverage and accelerate modernizing our technological infrastructure including increasing the use of robotics process automation and leveraging artificial intelligence. These changes have allowed us to optimize processes, reduce manual touch points and improve productivity of our internal teams and experience of our customers. We moved to a virtual-first strategy in 2020 and began to close or reduce the size of other offices globally and reduce our data center footprint as we executed moving our revenue to the cloud and streamlined our sales and operations organization for greater operational efficiency. Due to the success to date of the virtual-first strategy, we continued our real estate consolidation efforts to exit or reduce the size of remaining offices during 2023. In the second quarter of 2023, we closed our former principal executive office and headquarters in New York and moved our headquarters to an existing administrative office in Ohio and closed or reduced the size of additional offices. As of December 31, 2023, we have closed or reduced the size of 24 offices globally since we launched our virtual first strategy.
As part of our refreshed strategy, in 2022, we began executing on a restructuring program to realign senior leadership and functions and streamline our organization, with the goal of elevating our go-to-market strategy and accelerating our technology and product innovation. At the end of 2022, we also launched Project Nucleus which we expect to drive meaningful cost savings and efficiency gains in our cost of revenues. This initiative enhances our organization by re-engineering processes, driving fulfillment cost reductions and identifying and executing on additional automation opportunities. In any given period, operating expenses are driven by the amount of revenue, mix of clients and products, and impact of automation, productivity, and procurement initiatives. While we expect operating expenses to increase in absolute dollars to support our continued growth, we believe that operating expenses will decline gradually as a percentage of total revenues in the future as we expect our business to grow and our operating scale to continue to improve.
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
Included within Corporate technology and production systems are non-capitalizable production system and corporate information technology expenses related to Project Ignite, a three-phase strategic investment initiative. Phase one of Project Ignite modernized client and candidate experiences and is complete. Phase two of Project Ignite, which was completed in 2022, focused on decommissioning our on-premises data centers and migrating our production systems and corporate information technological infrastructure to a managed service provider in the cloud and resulted in approximately 98% of our revenue being processed through platforms hosted in the cloud and allows us to consistently maintain 99.9% platform availability while being prepared to scale into the future. Phase three of Project Ignite was decommissioning of platforms purchased over the prior ten years and the migration of the clients to one global platform. This third and final phase, which was completed in the first quarter of 2023, unified our clients onto a single global platform. Our core platform now processes approximately 80% of our global revenue. We expect to continue to increase the revenue processed on our core platform as a percent of global revenue in 2024.
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

Results of Operations
Year Ended December 31, 2023 compared to the Year Ended December 31, 2022
The following table sets forth certain historical consolidated and comparative financial information for the periods presented:

	Year Ended December 31,		Increase/ (Decrease)
(dollars in thousands, except per share amounts)	2023	2022	$	%
Revenues	$719,640	$766,782	$(47,142)	(6.1)%
Cost of revenues (exclusive of depreciation and amortization below)	384,653	407,683	(23,030)	(5.6)%
Corporate technology and production systems	44,415	50,487	(6,072)	(12.0)%
Selling, general and administrative	173,755	175,459	(1,704)	(1.0)%
Depreciation and amortization	62,853	73,140	(10,287)	(14.1)%
Impairments and disposals of long-lived assets	7,371	1,008	6,363	631.3%
Total operating expenses	673,047	707,777	(34,730)	(4.9)%
Operating income	46,593	59,005	(12,412)	(21.0)%
Interest expense, net	36,233	29,547	6,686	22.6%
Gain on interest rate swaps	—	(297)	297	N/M
Other income	(1,891)	(2,034)	(143)	(7.0)%
Loss on extinguishment of debt	—	3,673	(3,673)	N/M
Total other expense, net	34,342	30,889	3,453	11.2%
Income before income taxes	12,251	28,116	(15,865)	(56.4)%
Income tax provision	12,367	8,706	3,661	42.1%
Net (loss) income	$(116)	$19,410	(19,526)	(100.6)%
Net (loss) income margin	—%	2.5%		(250) bps
Net income per share—basic	$0.00	$0.21	$(0.21)	N/M
Net income per share—diluted	$0.00	$0.20	$(0.20)	N/M
_________________________
N/M—Not meaningful.
Revenues
Revenues decreased by 6.1%, or $47.1 million, from $766.8 million for the year ended December 31, 2022 to $719.6 million for the year ended December 31, 2023. The 6.1% decrease in revenue was driven by a 8.2% decrease in organic constant currency revenue and a 0.2% unfavorable impact from fluctuations in foreign currency, partially offset by 2.3% inorganic growth from the acquisitions of Socrates and A-Check. The organic revenue decrease reflected a decline in existing client business of approximately 14% including base business, cross-sell and up-sell, and net of attrition offset by new client growth of approximately 5%. Year-over-year decline in base business was driven by lower hiring volumes by our clients due to macroeconomic uncertainty. Our investments in technology and products, coupled with our best-in-class turnaround times and customer-first focus, enabled our gross retention rate to remain strong at approximately 96% for the years ended December 31, 2023 and 2022. Pricing was relatively stable across the periods and not meaningful to the change in revenues.
Total revenue in our U.S. business decreased 5.3% year-over-year. We experienced growth in our Healthcare Vertical, however, this growth was primarily offset by declines in our Financial and Business Services, Contingent and Tech and Media Verticals. Our international business experienced total revenue decline of 10.6% driven by a decline in base business combined with the unfavorable foreign exchange fluctuation.
Cost of Revenues
Cost of revenues decreased by 5.6%, or $23.0 million, from $407.7 million for the year ended December 31, 2022 to $384.7 million for the year ended December 31, 2023. This was primarily driven by a $25.1 million decrease due to decreased volume partially offset by $1.7 million of higher costs of which $0.6 million was accelerated costs related to the completion of the Employment Background Investigations, Inc. (“EBI”) platform migration, and the remaining $1.1 million includes facilities costs due to accelerated rent and facilities costs for the closure of certain fulfillment centers in the second quarter of 2023 and higher third-party vendor costs as a percentage of revenue.

Cost of revenues as a percentage of revenues increased by 30 basis points from 53.2% for the year ended December 31, 2022 to 53.5% for the year ended December 31, 2023 driven by the accelerated costs related to the completion of the EBI platform migration and rent and facilities costs recorded on decommissioned fulfillment centers and higher vendor and hosting costs as a percentage of revenue, because a proportion of costs are fixed.
Corporate Technology and Production Systems
Corporate technology and production systems decreased by 12.0%, or $6.1 million, from $50.5 million for the year ended December 31, 2022 to $44.4 million for the year ended December 31, 2023. These expenses include costs related to maintaining our corporate information technology infrastructure and non-capitalizable costs to develop and maintain our production systems.
Costs related to maintaining our corporate information technology infrastructure decreased by $5.7 million from $25.1 million for the year ended December 31, 2022 to $19.4 million for the year ended December 31, 2023 primarily due to lower payroll and related expenses, lower telecommunications, consulting, software maintenance support and other expenses as a result of restructuring efforts. Costs to develop platform and product initiatives decreased slightly from $16.7 million for the year ended December 31, 2022 to $16.4 million for the year ended December 31, 2023. Costs related to maintaining our production systems remained flat at $8.6 million for the years ended December 31, 2023 and 2022.
These expenses also include non-capitalizable costs related to Project Ignite. We incurred $3.7 million related to phase two and $10.7 million related to phase three during the year ended December 31, 2022 and $3.1 million related to phase three during the year ended December 31, 2023. The third and final phase of Project Ignite was completed in the first quarter of 2023. For more information about Project Ignite, please see “—Components of our Results of Operations—Operating Expenses—Corporate Technology and Production Systems.”
For the year ended December 31, 2023, corporate technology and production systems expenses also include $1.6 million of restructuring-related charges to support our strategy refresh and the execution against Project Nucleus.
Selling, General and Administrative
Selling, general and administrative expenses decreased by 1.0%, or $1.7 million, from $175.5 million for the year ended December 31, 2022 to $173.8 million for the year ended December 31, 2023. The year-over-year decrease was primarily driven by a $11.0 million decrease in payroll, bonus, commissions and other employee related costs due to reduction in headcount from restructuring efforts, a $4.7 million decrease in insurance, marketing, other professional fees and other operating expenses as a result of cost optimization efforts, a $3.2 million decrease of legal settlements impacting comparability and a $2.6 million decrease as a result of reassessing the estimated fair value of contingent consideration. These year-over year decreases were primarily offset by an increase in stock-based compensation of $10.2 million, a $5.1 million increase in restructuring related charges of which $3.6 million includes charges to support our strategy refresh and the execution against Project Nucleus, and $1.5 million relates to accelerated rent and facilities costs in connection with office closures. Additional year-over-year increases include $3.9 million in professional fees and transaction related expenses to support the Socrates, A-Check, and Vault acquisitions as well as the secondary public offering executed in June 2023.
Depreciation and Amortization
Depreciation and amortization expense decreased by 14.1%, or $10.3 million, from $73.1 million for the year ended December 31, 2022 to $62.9 million for the year ended December 31, 2023, primarily due to a $14.6 million decrease in intangible asset amortization resulting from assets being fully amortized and new intangible assets being added at lower rates compared to those which became fully amortized in the period. This year-over-year decrease was partially offset by a $5.0 million increase in amortization of intangible assets acquired as part of the Socrates and A-Check acquisitions.
Impairments and Disposals of Long-Lived Assets
Impairments and disposals of long-lived assets increased by $6.4 million from $1.0 million for the year ended December 31, 2022 to $7.4 million for the year ended December 31, 2023. The impairments and disposals of long-lived assets during the year ended December 31, 2023 primarily resulted from a $5.3 million impairment charge on ROU assets and $2.1 million of asset disposals in connection with our real estate consolidation efforts.
Interest Expense, Net
Interest expense increased by 22.6%, or $6.7 million, from $29.5 million for the year ended December 31, 2022 to $36.2 million for the year ended December 31, 2023 primarily due to the increase in interest rates. The realized gain or loss on interest rate swaps designated as hedging instruments that we entered into in February 2023 is included in interest expense. The increase in interest expense due to higher interest rates was partially offset by a $2.2 million realized gain on interest rate swaps and $0.6 million of interest income. Amortization of the loan discount and deferred financing fees resulted in expense of $1.9 million and $2.1 million for the years ended December 31, 2023 and 2022, respectively.
Gain on Interest Rate Swaps
Gain on interest rate swaps totaled $0.3 million for the year ended December 31, 2022 due to a mark-to-market gain of $4.1 million partially offset by a realized loss of $3.8 million. The historical non-designated derivative interest rate swaps expired in June 2022.
Loss on Extinguishment of Debt
During the year ended December 31, 2022, we incurred a $3.7 million loss on extinguishment of debt resulting from the credit agreement refinancing on November 29, 2022.
Income Tax Provision
Income tax provision increased by $3.7 million from $8.7 million for the year ended December 31, 2022 to $12.4 million for the year ended December 31, 2023, resulting in an effective tax rate of 31.0% and 100.9%, respectively. The increase in income tax provision is primarily due to an increase in permanent items, including nondeductible compensation, during the year. Income before taxes decreased $15.9 million from $28.1 million for the year ended December 31, 2022 to $12.3 million for the year ended December 31, 2023. For the year ended December 31, 2023, the effective tax rate of 100.9% resulted from the increase in income tax provision coupled with the decrease in income before taxes and for the years ended December 31, 2023 and 2022, the effective rate differs from the statutory rate mainly due to a jurisdictional mix of earnings and permanent items.
Net (Loss) Income and Net (Loss) Income Margin
Net income decreased by $19.5 million from $19.4 million for the year ended December 31, 2022 to a net loss of $0.1 million for the year ended December 31, 2023. Net income margin decreased from 2.5% for the year ended December 31, 2022 to a net loss margin of less than 1% for the year ended December 31, 2023.
The decrease in both net income and net income margin resulted primarily from lower revenues due to the macroeconomic environment, impairments of long-lived assets incurred in the second quarter due to office closures, restructuring and offering expenses and increased interest expense due to the rising interest rate environment.
Net Income per Share
Net income per share—basic decreased $0.21 per share from $0.21 per share for the year ended December 31, 2022 to $0.00 per share for the year ended December 31, 2023 and net income per share—diluted decreased $0.20 per share from $0.20 per share for the year ended December 31, 2022 to $0.00 per share for the year ended December 31, 2023 due to the decrease in net income.
Non-GAAP Financial Measures
This Annual Report on Form 10-K contains “non-GAAP financial measures”, which are financial measures that are not calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Specifically, we make use of the non-GAAP financial measures “organic constant currency revenue growth (decline)”, “Adjusted EBITDA,” “Adjusted EBITDA Margin,” “Adjusted Net Income,” “Adjusted Earnings Per Share” and “Free Cash Flow” to assess the performance of our business.
Organic constant currency revenue growth (decline) is calculated by adjusting for inorganic revenue growth (decline), which is defined as the impact to revenue growth (decline) in the current period from M&A activity that has occurred over the past twelve months, and converting the current period revenue at foreign currency exchange rates consistent with the prior period. For the year ended December 31, 2023, we have provided the impact of revenue from the acquisitions of Socrates and A-Check during the first quarter of 2023 and for the year ended December 31, 2022, we have provided the impact of revenue from the acquisition of EBI in November 2021. We present organic constant currency revenue growth (decline) because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance; however, it has limitations as an analytical tool, and you should not consider such a measure either in isolation or as a substitute for analyzing our results as reported under GAAP. In particular, organic constant currency revenue growth (decline) does not reflect M&A activity or the impact of foreign currency exchange rate fluctuations.
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
Free Cash Flow is defined as Net Cash provided by (used in) Operating Activities minus purchases of property and equipment and purchases of intangible assets and capitalized software. We present Free Cash Flow because we believe it provides cash available for strategic measures, after making necessary capital investments in property and equipment to support ongoing business operations, and provides investors with the same measures that management uses as the basis for making resource allocation decisions. Free Cash Flow has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Historically, we presented Adjusted Free Cash Flow, defined as Net Cash provided by (used in) Operating Activities minus purchases of property and equipment and purchases of intangible assets and capitalized software and reflecting adjustments for one-time, cash, non-operating expenses related to the IPO. As there are no adjustments related to the IPO for the years ended December 31, 2023 and 2022, management believes that Free Cash Flow is a more relevant measure.

Organic Constant Currency Revenue Growth (Decline)
The following table reconciles revenue growth, the most directly comparable GAAP measure, to organic constant currency revenue growth for the periods presented:

	Year Ended December 31,
	2023	2022
Reported revenue (decline) growth	(6.1)%	19.5%
Inorganic revenue growth(1)	2.3%	6.5%
Impact from foreign currency exchange(2)	(0.2)%	(1.4)%
Organic constant currency revenue (decline) growth	(8.2)%	14.4%
_________________________
(1)Impact to revenue growth (decline) in the current period from M&A activity that has occurred over the past twelve months.
(2)Impact to revenue growth (decline) in the current period from fluctuations in foreign currency exchange rates.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA decreased by 6.8%, or $13.5 million, from $198.5 million for the year ended December 31, 2022 to $185.0 million for the year ended December 31, 2023. Adjusted EBITDA Margin decreased by 20 basis points year-over-year from 25.9% for the year ended December 31, 2022 to 25.7% for the year ended December 31, 2023. The decrease in Adjusted EBITDA and Adjusted EBITDA Margin was predominantly driven by a decline in revenues due to macroeconomic uncertainty resulting in moderation in our base business revenue partially offset by lower costs driven by volume and our cost optimization efforts.
The following table reconciles net (loss) income, the most directly comparable GAAP measure, to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(dollars in thousands)	2023	2022
Net (loss) income	$(116)	$19,410
Income tax provision	12,367	8,706
Interest expense, net	36,233	29,547
Depreciation and amortization	62,853	73,140
Stock-based compensation	34,650	23,805
Loss on extinguishment of debt	—	3,673
Transaction expenses(1)	12,878	11,493
Restructuring(2)	21,355	9,024
Technology Transformation(3)	3,922	16,794
Settlements impacting comparability(4)	131	3,319
Gain on interest rate swaps(5)	—	(297)
Other(6)	751	(111)
Adjusted EBITDA	$185,024	$198,503
Adjusted EBITDA Margin	25.7%	25.9%

_________________________
(1)Consists of transaction expenses related to M&A, associated earn-outs, one-time public company transition expenses and ancillary non-recurring public company expenses and fees associated with financing transactions. For the year ended December 31, 2023, costs consisted primarily of $8.8 million of M&A related costs for the acquisitions of Socrates, A-Check and Vault, $1.2 million of M&A costs for the EBI acquisition primarily due to the acceleration of contract costs related to the completion of the EBI platform migration, and $2.9 million of registration statement costs, costs to support the secondary public offering in June 2023, one-time public company transition expenses and expenses related to executing our interest rate swap. For the year ended December 31, 2022, costs consisted primarily of $5.4 million of one-time public company transition expenses and ancillary non-recurring public company expenses and expenses related to our credit agreement refinancing, and $6.1 million related to M&A activity for the acquisitions of EBI and Socrates.
(2)Consists of restructuring-related costs, including executive recruiting and severance charges, and lease termination costs and disposal of fixed assets related to our real estate consolidation efforts. Beginning in 2020, we began executing a virtual-first strategy, closing offices and reducing office space globally. In 2022, we began executing on a restructuring program to realign senior leadership and functions with the goal of elevating our go-to-market strategy and accelerating our technology and product innovation. At the end of 2022, we also launched Project Nucleus which we expect to drive meaningful cost savings and efficiency gains in our cost of revenues. For the year ended December 31, 2023, costs consisted of $10.3 million in connection with executing against our real estate consolidation program, which included a $5.3 million impairment charge on ROU assets, $3.2 million of accelerated rent, facilities costs and other charges in connection with office closures, as well as $1.8 million of fixed asset disposals and $11.1 million of restructuring-related charges. For the year ended December 31, 2022, costs include approximately $6.9 million of restructuring-related severance and other charges.
(3)Includes costs related to technology modernization, as well as costs related to decommissioning of on-premise production systems and redundant fulfillment systems of acquired companies and the migration to our platform. We believe that these costs are discrete and non-recurring in nature, as they relate to a one-time restructuring and decommissioning of our on-premise production systems and corporate technological infrastructure and the move to a managed service provider, decommissioning redundant fulfillment systems and modernizing internal functional systems. As such, they are not normal, recurring operating expenses and are not reflective of ongoing trends in the cost of doing business. The significant majority of these are related to the last two phases of Project Ignite, a three-phase strategic investment initiative launched in 2019 to create an enterprise-class global platform, with the remainder related to an investment made to modernize internal functional systems in preparation for our public company infrastructure. Phase two of Project Ignite was completed in 2022 and phase three of Project Ignite was completed in the first quarter of 2023. For the year ended December 31, 2023, investment related to the conclusion of Project Ignite was $3.1 million and the remaining $0.8 million related to costs for decommissioning of the on-premise production system and decommissioning of the redundant fulfillment system of EBI and migrating onto our platform and decommissioning costs of the A-Check and Socrates systems. For the year ended December 31, 2022, $2.4 million related primarily to decommissioning of the on-premise production system and decommissioning of the redundant fulfillment system of EBI and migrating onto our platform and the remaining $14.4 million represented the investment in Project Ignite.
(4)Consists of non-recurring settlements and the related legal fees impacting comparability. For the year ended December 31, 2023, costs include $0.1 million, net of insurance recovery, for a class action case settled during the period.For the year ended December 31, 2022, costs include legal settlements totaling $3.3 million, net of insurance recovery, for certain class action cases settled in the year. These legal settlement related costs were discrete and non-recurring in nature and we do not expect them to occur in future periods.
(5)Consists of gains or losses on historical non-designated derivative interest rate swaps. See "Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk" for additional information.
(6)Consists of gains or losses on foreign currency transactions and impairment of capitalized software.

The following table presents the calculation of Net (Loss) Income Margin and Adjusted EBITDA Margin for the periods presented:

	Year Ended December 31,
(dollars in thousands)	2023	2022
Net (loss) income	$(116)	$19,410
Adjusted EBITDA	185,024	198,503
Revenues	719,640	766,782
Net income margin	—%	2.5%
Adjusted EBITDA Margin	25.7%	25.9%
Adjusted Net Income and Adjusted Earnings Per Share
Adjusted Net Income decreased by 11.9%, or $12.6 million, from $106.5 million for the year ended December 31, 2022 to $93.9 million for the year ended December 31, 2023. Adjusted Earnings Per Share—basic decreased by 8.8%, or $0.10 per share, from $1.13 per share for the year ended December 31, 2022 to $1.03 per share for the year ended December 31, 2023. Adjusted Earnings Per Share—diluted decreased from $1.08 per share for the year ended December 31, 2022 to $1.00 per share for the year ended December 31, 2023. The decrease in Adjusted Net Income, Adjusted Earnings Per Share—basic, and Adjusted Earnings Per Share—diluted was primarily driven by the decline in revenues due to macroeconomic uncertainty resulting in moderation in our base business revenue partially offset by lower costs driven by volume and our cost optimization efforts.

The following tables reconcile net (loss) income, the most directly comparable GAAP measure, to Adjusted Net Income and Adjusted Earnings Per Share for the periods presented:

	Year Ended December 31,
(in thousands, except per share amounts)	2023	2022
Net (loss) income	$(116)	$19,410
Income tax provision	12,367	8,706
Income before income taxes	12,251	28,116
Amortization of acquired intangible assets	41,758	48,783
Stock-based compensation	34,650	23,805
Loss on extinguishment of debt	—	3,673
Transaction expenses(1)	12,878	11,493
Restructuring(2)	21,355	9,024
Technology Transformation(3)	3,922	16,794
Settlements impacting comparability(4)	131	3,319
Gain on interest rate swaps(5)	—	(297)
Other(6)	751	(111)
Adjusted Net Income before income tax effect	127,696	144,599
Income tax effect(7)	33,786	38,054
Adjusted Net Income	$93,910	$106,545
Net income per share—basic	$0.00	$0.21
Net income per share—diluted	$0.00	$0.20
Adjusted Earnings Per Share—basic	$1.03	$1.13
Adjusted Earnings Per Share—diluted	$1.00	$1.08
_________________________
(1)Consists of transaction expenses related to M&A, associated earn-outs, one-time public company transition expenses and ancillary non-recurring public company expenses and fees associated with financing transactions.
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
(5)Consists of gains or losses on historical non-designated derivative interest rate swaps. See "Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk" for additional information.
(6)Consists of gains or losses on foreign currency transactions and impairment of capitalized software.
(7)Normalized effective tax rates of 26.5% and 26.3% have been used to compute Adjusted Net Income for the year ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had net operating loss carryforwards of approximately $15.7 million for federal income tax purposes and deferred tax assets of approximately $5.6 million related to state and foreign income tax loss carryforwards available to reduce future income subject to income taxes. The amount of actual cash taxes we pay for federal, state, and foreign income taxes differs significantly from the effective income tax rate computed in accordance with GAAP, and from the normalized rate shown above.

The following table reconciles net income per share, the most directly comparable GAAP measure, to Adjusted Earnings Per Share for the periods presented:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2023	2022
Net (loss) income	$(116)	$19,410
Weighted average number of shares outstanding—basic	91,587,311	94,052,435
Weighted average number of shares outstanding—diluted	91,587,311	98,866,004
Net income per share—basic	$0.00	$0.21
Net income per share—diluted	$0.00	$0.20

Adjusted Net Income	$93,910	$106,545
Weighted average number of shares outstanding—basic	91,587,311	94,052,435
Weighted average number of shares outstanding—diluted	93,944,514	98,866,004
Adjusted Earnings Per Share—basic	$1.03	$1.13
Adjusted Earnings Per Share—diluted	$1.00	$1.08

The following table presents the calculation of Adjusted Diluted Earnings Per Share for the periods presented:

	Year Ended December 31,
	2023	2022
Net income per share—diluted	$0.00	$0.20
Adjusted Net Income adjustments per share
Income tax provision	0.13	0.09
Amortization of acquired intangible assets	0.44	0.49
Stock-based compensation	0.37	0.24
Loss on extinguishment of debt	0.00	0.04
Transaction expenses(1)	0.14	0.12
Restructuring(2)	0.23	0.09
Technology Transformation(3)	0.04	0.17
Settlements impacting comparability(4)	0.00	0.03
Gain on interest rate swaps(5)	0.00	(0.01)
Other(6)	0.01	0.00
Income tax effect(7)	(0.36)	(0.38)
Adjusted Earnings Per Share—diluted	$1.00	$1.08
Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding—diluted (GAAP)	91,587,311	98,866,004
Options not included in weighted average number of shares outstanding—diluted (GAAP) (using treasury stock method)	2,357,203	—
Weighted average number of shares outstanding—diluted (non-GAAP) (using treasury stock method)	93,944,514	98,866,004
_________________________
(1)Consists of transaction expenses related to M&A, associated earn-outs, one-time public company transition expenses and ancillary non-recurring public company expenses and fees associated with financing transactions.
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
(5)Consists of gains or losses on historical non-designated derivative interest rate swaps. See "Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk" for additional information.
(6)Consists of gains or losses on foreign currency transactions and impairment of capitalized software.
(7)Normalized effective tax rates of 26.5% and 26.3% have been used to compute Adjusted Net Income for the year ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had net operating loss carryforwards of approximately $15.7 million for federal income tax purposes and deferred tax assets of approximately $5.6 million related to state and foreign income tax loss carryforwards available to reduce future income subject to income taxes. The amount of actual cash taxes we pay for federal, state, and foreign income taxes differs significantly from the effective income tax rate computed in accordance with GAAP, and from the normalized rate shown above.
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
Our primary liquidity requirements are for working capital, debt principal and interest obligations, continued investments in software development and other capital expenditures, and other strategic investments. In the third quarter of 2023, we fully utilized our remaining U.S. federal income tax net operating loss carryforwards that were not subject to annual use limitations. Our remaining net operating loss carryforwards are subject to annual use limitations and expire between 2026 and 2031. As a result, income taxes will become a material use of funds, depending on our future profitability, and future tax rates. Our liquidity needs are met primarily through existing balance sheet cash, cash flows from operations, as well as funds available under our revolving credit facility. Our cash flows from operations include cash received from customers, less cash costs to provide services to our customers, which includes general and administrative costs and interest payments.
Our capital expenditures can vary depending on the timing of the development of new products and services and technological enhancement-related investments. Capital expenditures, excluding acquisitions, for the years ended December 31, 2023 and 2022 were approximately $20.4 million and $20.2 million, respectively, primarily related to capitalizable software development.
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
As of December 31, 2023, we had cash and cash equivalents of approximately $54.2 million. We used $49.2 million for acquisitions ($49.5 million of cash used to purchase Socrates and A-Check offset by a $0.3 million purchase price adjustment for EBI) and $67.8 million to repurchase shares of our common stock during the year ended December 31, 2023. All cash and cash equivalents are held with independent financial institutions with a minimum credit rating of “A” as defined by the three main credit rating agencies. As of December 31, 2023, all cash and cash equivalents were held in accounts with banks such that the funds are immediately available or in fixed term deposits with a maximum maturity of three months. The bank failures of Silicon Valley Bank, Signature Bank and First Republic Bank early in 2023 created significant market disruption and uncertainty within the U.S. banking sector, in particular with respect to regional banks. We hold minimal cash balances with regional banks in the U.S. We have a robust and disciplined cash management process to protect our cash, maintain financial stability and diversify as we deem appropriate.

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
Amounts outstanding under the 2022 Credit Agreement bear interest under either of the following two rates, elected in advance by the Borrower: (1) a base rate (equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 1⁄2 of 1% and (c) the one-month adjusted term Secured Overnight Financing Rate (“SOFR”) rate plus 1%); or (2) an adjusted term SOFR rate (equal to the sum of (a) term SOFR plus (b) 0.10%), in each case, plus a tiered floating interest rate margin based on the net leverage ratio of the Borrower and its subsidiaries. Interest on adjusted term SOFR borrowings is payable on the last business day of the one, three or six-month interest period selected by the Borrower (except in the case of a six-month election, in which case it is payable on the last business day of the third and sixth month). Interest on base rate borrowings is payable on the last business day of each quarter. The applicable interest rate at December 31, 2023 was 7.71%.
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

As of December 31, 2023, amounts outstanding under the 2022 Credit Agreement totaled $498.0 million and we had $194.5 million of capacity remaining under the Revolving Credit Facility and outstanding letters of credit in the amount of $0.7 million.
Off-Balance Sheet Arrangements
As of December 31, 2023, we did not have any off-balance sheet arrangements.
Cash Flows
The following table presents a summary and comparison of our consolidated cash flows from operating, investing and financing activities for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022
Net cash provided by operations	$96,861	$104,263
Net cash used in investing activities	(69,450)	(20,136)
Net cash used in financing activities	(75,903)	(25,939)
Effect of exchange rate changes on cash	(379)	(3,091)
Net change in cash and cash equivalents	(48,871)	55,097
Cash and cash equivalents at beginning of period	103,095	47,998
Cash and cash equivalents at end of period	$54,224	$103,095
Operating Activities
Net cash provided by operating activities for the year ended December 31, 2023 was $96.9 million and reflected the adjustment to net loss for non-cash charges totaling $91.2 million, primarily driven by $62.9 million of depreciation and amortization (including $41.8 million of acquired intangible asset amortization), $34.7 million of stock-based compensation and $7.4 million of impairment of long-lived assets. Changes in operating assets and liabilities increased cash provided by operating activities by $5.8 million for the year.
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
Investing Activities
Net cash used in investing activities for the years ended December 31, 2023 and 2022 was $69.5 million and $20.1 million, respectively. Net cash used in investing activities for the year ended December 31, 2023 primarily consisted of $49.2 million for acquisitions ($49.5 million of cash used for the acquisition of A-Check and Socrates offset by a $0.3 million purchase price adjustment for EBI) and $17.8 million of investment in capitalized software development. Net cash used in investing activities for the year ended December 31, 2022 primarily consisted of $15.7 million of investment in capitalized software development and $4.5 million in computer hardware and other property and equipment.
Financing Activities
Net cash used in financing activities for the years ended December 31, 2023 and 2022 was $75.9 million and $25.9 million, respectively. Net cash used in financing activities for the year ended December 31, 2023 consisted of $67.8 million of share repurchases, $7.5 million of repayments of long-term debt and $5.7 million of cash paid for tax withholding on vesting of restricted shares. Net cash used in financing activities for the year ended December 31, 2022 consisted of $14.0 million of common stock repurchases and $510.3 million of repayments of long-term debt, repayment of revolving credit facility borrowings of $17.5 million and the payment of $9.1 million of debt issuance costs offset by proceeds from Term Loans and Revolving Credit Facility borrowings of $300.0 million and $223.0 million, respectively, in connection with our credit agreement refinancing in November 2022.

Free Cash Flow
For the year ended December 31, 2023, we generated $76.5 million of Free Cash Flow compared to $84.1 million for the year ended December 31, 2022. The decrease in Free Cash Flow compared to the prior year was driven by lower operating income and higher interest expense, partially offset by increased cash from interest rate swaps.
The following table reconciles net cash flow provided by operating activities, the most directly comparable GAAP measure, to Free Cash Flow for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022
Net cash provided by operations	$96,861	$104,263
Purchases of intangible assets and capitalized software	(17,802)	(15,689)
Purchases of property and equipment	(2,560)	(4,498)
Free Cash Flow	$76,499	$84,076
Critical Accounting Estimates
The preparation of our financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that can affect the reported amount of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. However, we operate in an industry that is subject to intense competition, government regulation and rapid technological change. Our operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory, foreign operations, and other risks. Actual results could differ materially from these estimates under different assumptions or conditions.
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
Goodwill and Intangible Assets, Net and Related Impairment
We record the excess of purchase price over fair value of net assets of acquired entities as goodwill. Management relies on numerous assumptions and estimates in determining fair value of acquired entities and significant changes in such estimates could yield materially different results when determining goodwill.
Our goodwill is predominantly the result of the acquisition of Sterling by our Sponsor on June 19, 2015. During the year ended December 31, 2023, we recorded $28.1 million of goodwill, net of measurement period adjustments, related to the acquisitions of A-Check and Socrates.
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
During the year ended December 31, 2023, we recorded $30.9 million in intangible assets, that consisted largely of customer lists in the amount of $28.0 million. During the year ended December 31, 2021, we recorded $56.0 million for customer relationships, $0.8 million for a non-compete agreement and $2.1 million for trademarks related to the acquisition of EBI. The remaining intangible assets include trade names, developed technology and a non-compete agreement, related to the acquisitions of A-Check and Socrates. For purposes of estimating the fair value of acquired intangible assets, management and a third-party valuation firm considered the prospective income- and cash-generating capability of the assets and determined that the multi-period excess earnings method of the income approach, the avoided loss of income method of the income approach and relief-from-royalty method of the income approach were the most appropriate methods to determine the fair value for the respective intangible assets.
Goodwill is tested for impairment annually during the fourth quarter of each calendar year or when certain triggering events require additional testing. An impairment loss is recognized if the carrying amount of the reporting unit exceeds its fair value. We performed qualitative assessments of goodwill during the fourth quarters of 2023, 2022 and 2021 and based on the results of these assessments, there were no reporting units at risk of having a carrying value in excess of the fair value. Should conditions change which impact fair value and the factors that determine the need for impairment, there is a possibility that we could recognize impairment in future periods. Materially incorrect estimates of fair value could cause an impairment to goodwill and potentially result in a loss of profitability. Based on the results of the qualitative assessments, no impairment loss was recognized for the years ended December 31, 2023, 2022 and 2021.
Intangible assets, including capitalized internal-use software, are reviewed for impairment when triggering events indicate that the carrying amount of such assets may not be recoverable. The review by management involves comparing the net carrying value of the asset to the undiscounted net cash flows to be generated from the asset group. If assets are not recoverable, we would recognize an impairment loss based on the amount by which the carrying amount exceeds fair value. Management also reviews its amortization methods to ensure they fairly reflect the changes in circumstances that have occurred. Changes in our estimates related to intangible assets would increase or decrease operating expenses or amortization recorded during the period. During the years ended December 31, 2023, 2022 and 2021, we recorded a write-down related to the impairment of capitalized internal-use software in the amount of $0.4 million, $0.2 million and $0.3 million, respectively.
Derivative Instruments and Hedging Activities
We are exposed to variability in expected future cash outflows on variable rate debt attributable to changes in reference rates. As such, we have entered into interest rate swaps to economically offset a portion of this risk. Additionally, we are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. dollar (“USD”). As such, we historically have entered into, and plan to enter into in the future, foreign currency forward agreements to manage our exposure to exchange rate fluctuations.
We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the earnings effect of the hedged forecasted transactions in a cash flow hedge. For derivatives designated and that qualify as cash flow hedges for accounting purposes, the unrealized gain or loss on the derivative is initially recorded in accumulated other comprehensive income (loss), reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.
As the prices of the hedged commodity move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, exchange rates and changes in reference rates, these price protection positions may cause immediate adverse effects, but are expected to protect the Company over the term of the contracts for the hedged amounts.
Business Combinations
The Company records business combinations using the acquisition method of accounting in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification Topic 805, “Business Combinations.” Under the acquisition method of accounting, identifiable assets acquired and liabilities assumed are recorded at their acquisition-date fair value. The excess of the purchase price over the estimated fair value is recorded as goodwill. Changes in the estimated fair values of net assets recorded for acquisitions based on management’s best estimates may result in adjustments to the amount of purchase price allocable to goodwill.

Measurement period adjustments are reflected in the period in which they occur and may be made up to one year subsequent to the acquisition date should new information become available.
The Company utilizes variations of the income approach, which relies on historical financial and qualitative information, as well as assumptions and estimates for projected financial information to value acquired intangible assets, such as trade names, customer lists and software developed for internal use.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Foreign Currency Exchange Rate Risk
We earn revenues, pay expenses, hold assets and incur liabilities in currencies other than the U.S. dollar. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations from period to period. In particular, fluctuations in exchange rates for non-U.S. dollar currencies may reduce the U.S. dollar value of revenues, earnings and cash flows we receive from non-U.S. markets, increase our operating expenses (as measured in U.S. dollars) in those markets, negatively impact our competitiveness in those markets or otherwise adversely impact our results of operations or financial condition. Key currencies affecting our results of operations at this time are the Canadian dollar (CAD), Euro (EUR), British pound (GBP), Australian dollar (AUD), Indian rupee (INR) and Philippine peso (PHP). As we expand into other markets, other currencies may become relevant. Future fluctuations of foreign currency exchange rates and their impact on our results of operations and financial condition are inherently uncertain. As we continue to pursue growth of our global operations, these fluctuations may be material. We may from time to time enter into foreign currency options and forward contracts to mitigate the foreign exchange risk on expected future cash outlays to fund our fulfillment centers.
Credit Risk
As of December 31, 2023 and 2022, we had accounts receivable, net of allowance for expected credit losses, of $142.2 million and $139.6 million, respectively. For the years ended December 31, 2023 and 2022, no single client accounted for more than 3% of our revenue. No single client had an accounts receivable balance greater than 3% of total accounts receivable as of December 31, 2023 and 2022.
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings, under our 2022 Credit Agreement. Amounts outstanding under the 2022 Credit Agreement bear interest under either of the following two rates, elected in advance by us: (1) a base rate (equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 1⁄2 of 1% and (c) the one-month adjusted term SOFR rate plus 1%); or (2) an adjusted term SOFR rate (equal to the sum of (a) term SOFR plus (b) 0.10%), in each case, plus a tiered floating interest rate margin based on the net leverage ratio. Our borrowings as of December 31, 2023 accrued interest at 7.71% based on an adjusted term SOFR rate (equal to the sum of (a) term SOFR plus (b) 0.10%) plus a tiered floating interest rate margin based on our net leverage ratio. Based on the amount outstanding under our 2022 Credit Agreement at December 31, 2023, and assuming all other variables remain constant, a 1% change in the interest rate would result in an increase/decrease of approximately $5.0 million in interest expense per annum.
We hedge against changes in the interest rates through interest rate swaps. On February 28, 2023, we entered into an amortizing $300.0 million notional value interest rate swap. The notional value steps down from $300.0 million to $150.0 million on February 27, 2026. The swap provides for us to pay, as applied to the notional value, a fixed rate of interest of 4.26% monthly and receive, on a monthly basis, an amount equal to the greater of the one-month term SOFR and a floor of (0.10%), as applied to the notional value (the “Floating Leg”). The interest rate swap matures on November 29, 2027. The interest expense related to the 2022 Credit Agreement will be offset by proceeds received or increased from settlements paid for the Floating Leg of the interest rate swap. As of December 31, 2023, we are currently party to four interest rate swaps which hedge the future cash flows on approximately 60% of the outstanding principal balance of the aggregate amounts due under our 2022 Credit Agreement.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sterling Check Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sterling Check Corp. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
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
March 6, 2024

We have served as the Company’s auditor since 2010.

STERLING CHECK CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and par value amounts)	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,224	$103,095
Accounts receivable (net of allowance for credit losses of $2,816 and $2,304 at December 31, 2023 and 2022, respectively)	142,179	139,579
Insurance receivable	2,937	921
Prepaid expenses	9,651	13,433
Other current assets	15,800	13,654
Total current assets	224,791	270,682
Property and equipment, net	7,695	10,341
Goodwill	879,408	849,609
Intangible assets, net	230,212	241,036
Deferred tax assets	4,818	4,452
Operating leases right-of-use asset	6,452	20,084
Other noncurrent assets, net	10,067	11,050
TOTAL ASSETS	$1,363,443	$1,407,254
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,879	$38,372
Litigation settlement obligation	5,279	4,165
Accrued expenses	63,987	67,047
Current portion of long-term debt	15,000	7,500
Operating leases liability, current portion	4,219	3,717
Income tax payable, current portion	8,933	278
Other current liabilities	11,839	12,661
Total current liabilities	148,136	133,740
Long-term debt, net	479,788	493,990
Deferred tax liabilities	14,239	23,707
Long-term operating leases liability, net of current portion	7,278	16,835
Other liabilities	12,058	2,336
Total liabilities	661,499	670,608
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS’ EQUITY:
Preferred stock ($0.01 par value; 100,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 1,000,000,000 shares authorized; 99,966,158 shares issued and 93,194,403 shares outstanding at December 31, 2023; 97,765,120 shares issued and 96,717,883 shares outstanding at December 31, 2022)	98	76
Additional paid-in capital	983,283	942,789
Common stock held in treasury (6,771,755 and 1,047,237 shares at December 31, 2023 and 2022, respectively)	(88,918)	(14,859)
Accumulated deficit	(186,564)	(186,448)
Accumulated other comprehensive loss	(5,955)	(4,912)
Total stockholders’ equity	701,944	736,646
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,363,443	$1,407,254
The accompanying notes are an integral part of these consolidated financial statements.

STERLING CHECK CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands, except share and per share data)	2023	2022	2021
REVENUES	$719,640	$766,782	$641,884
OPERATING EXPENSES:
Cost of revenues (exclusive of depreciation and amortization below)	384,653	407,683	313,155
Corporate technology and production systems	44,415	50,487	44,323
Selling, general and administrative	173,755	175,459	198,700
Depreciation and amortization	62,853	73,140	82,064
Impairments and disposals of long-lived assets	7,371	1,008	3,274
Total operating expenses	673,047	707,777	641,516
OPERATING INCOME	46,593	59,005	368
OTHER EXPENSE (INCOME):
Interest expense, net	36,233	29,547	30,857
(Gain) loss on interest rate swaps	—	(297)	31
Other income	(1,891)	(2,034)	(1,532)
Loss on extinguishment of debt	—	3,673	—
Total other expense, net	34,342	30,889	29,356
INCOME (LOSS) BEFORE INCOME TAXES	12,251	28,116	(28,988)
Income tax provision (benefit)	12,367	8,706	(10,461)
NET (LOSS) INCOME	$(116)	$19,410	$(18,527)
Unrealized loss on hedged transactions, net of tax (benefit) expense of $(702), $0 and $95 respectively	(3,468)	—	(270)
Foreign currency translation adjustments, net of tax (benefit) expense of $(138), $(288) and $53, respectively	2,425	(5,005)	(694)
Total other comprehensive loss	(1,043)	(5,005)	(964)
COMPREHENSIVE (LOSS) INCOME	$(1,159)	$14,405	$(19,491)
Net (loss) income per share attributable to stockholders
Basic	$0.00	$0.21	$(0.21)
Diluted	$0.00	$0.20	$(0.21)
Weighted average number of shares outstanding
Basic	91,587,311	94,052,435	90,218,386
Diluted	91,587,311	98,866,004	90,218,386
The accompanying notes are an integral part of these consolidated financial statements.

STERLING CHECK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)	Shares Outstanding	Par Value	Additional Paid-In Capital	Common Shares Held in Treasury	Common Stock Held in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE at December 31, 2020	88,554,962	$1	$770,714	107,820	$(897)	$(187,691)	$1,057	$583,184
Issuance of common stock	276,022	—	2,429	—	—	—	—	2,429
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	4,760,000	48	94,475	—	—	—	—	94,523
Issuance of common stock in connection with forgiveness of promissory notes	370,182	—	8,409	—	—	—	—	8,409
Capital contribution from stockholder	—	—	15,576	—	—	—	—	15,576
Common stock issued for exercise of employee stock options	6,093	—	56	—	—	—	—	56
Issuance of restricted shares, net of forfeitures	1,779,716	19	(19)	—	—	—	—	—
Stock-based compensation	—	—	24,938	—	—	—	—	24,938
Net loss	—	—	—	—	—	(18,527)	—	(18,527)
Unrealized loss on hedged transactions, net of tax	—	—	—	—	—	—	(270)	(270)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(694)	(694)
BALANCE at December 31, 2021	95,746,975	68	916,578	107,820	(897)	(206,218)	93	709,624
Issuance of common stock	4,528	—	—	—	—	—	—	—
Repurchases of common stock	(939,417)	—	—	939,417	(13,962)	—	—	(13,962)
Common stock issued for exercise of employee stock options	257,679	3	2,413	—	—	—	—	2,416
Issuance of restricted shares, net of forfeitures	1,648,118	5	(7)	—	—	—	—	(2)
Stock-based compensation	—	—	23,805	—	—	—	—	23,805
Net income	—	—	—	—	—	19,410	—	19,410
Cumulative effect adjustment for adoption of CECL, net of tax of $56	—	—	—	—	—	(198)	—	(198)
Cumulative effect adjustment for tax impact of adoption of ASC 842	—	—	—	—	—	558	—	558
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(5,005)	(5,005)
BALANCE at December 31, 2022	96,717,883	76	942,789	1,047,237	(14,859)	(186,448)	(4,912)	736,646
Issuance of common stock	9,258	—	—	—	—	—	—	—
Repurchases of common stock	(5,289,607)	—	—	5,289,607	(68,362)	—	—	(68,362)
Exercise of employee stock options, net of shares exchanged for payment and tax withholding	617,457	6	5,860	—	—	—	—	5,866
Issuance of restricted shares, net of forfeitures	1,574,323	16	(16)	—	—	—	—	—
Shares withheld to cover restricted share vesting tax	(434,911)	—	—	434,911	(5,697)	—	—	(5,697)
Stock-based compensation	—	—	34,650	—	—	—	—	34,650
Net loss	—	—	—	—	—	(116)	—	(116)
Unrealized loss on hedged transactions, net of tax	—	—	—	—	—	—	(3,468)	(3,468)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	2,425	2,425
BALANCE at December 31, 2023	93,194,403	$98	$983,283	6,771,755	$(88,918)	$(186,564)	$(5,955)	$701,944
The accompanying notes are an integral part of these consolidated financial statements.

STERLING CHECK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(116)	$19,410	$(18,527)
Adjustments to reconcile net (loss) income net cash provided by operations
Loss on extinguishment of debt	—	3,673	—
Depreciation and amortization	62,853	73,140	82,064
Deferred income taxes	(13,875)	(3,344)	(21,996)
Stock-based compensation	34,650	23,805	32,580
Impairments and disposals of long-lived assets	7,371	1,008	3,274
Provision for bad debts	937	877	1,169
Amortization of financing fees	1,078	453	471
Amortization of debt discount	798	1,675	3,262
Deferred rent	(158)	(226)	(1,621)
Unrealized translation gain (loss) on investment in foreign subsidiaries	183	(2,345)	(154)
Changes in fair value of derivatives	—	(4,102)	(7,422)
Change in fair value of contingent consideration, net	(2,631)	—	—
Excess payment on contingent consideration for acquisition	—	—	(1,159)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	1,481	(11,184)	(40,086)
Insurance receivable	(2,015)	921	750
Prepaid expenses	4,852	(1,101)	(4,975)
Other assets	(94)	(4,515)	(3,181)
Accounts payable	111	7,885	12,950
Litigation settlement obligation	1,114	4,165	(750)
Accrued expenses	(4,610)	303	30,212
Other liabilities	4,932	(6,235)	1,744
Net cash provided by operations	96,861	104,263	68,605
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,560)	(4,498)	(3,234)
Purchases of intangible assets and capitalized software	(17,802)	(15,689)	(15,860)
Acquisitions, net of cash acquired	(49,210)	—	(66,323)
Proceeds from disposition of property and equipment	122	51	41
Net cash used in investing activities	(69,450)	(20,136)	(85,376)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	5,361	2,416	2,483
Repurchases of common stock	(67,762)	(13,962)	—
Proceeds from issuance of common stock in IPO, net of underwriting discounts and commissions	—	—	102,638
Payments of initial public offering issuance costs	—	(225)	(7,890)
Cash paid for tax withholding on vesting of restricted shares	(5,697)	—	—
Capital contribution from certain stockholders	—	—	15,576
Payments of long-term debt	(7,500)	(510,340)	(113,147)
Proceeds from term loan borrowings	—	300,000	—
Repayments of revolving credit facility	—	(17,495)	—
Borrowings on revolving credit facility	—	222,989	—
Payments of debt issuance costs	—	(9,093)	—
Payment of contingent consideration for acquisition	(305)	(226)	(738)
Payments of finance lease obligations	—	(3)	(9)
Net cash used in financing activities	(75,903)	(25,939)	(1,087)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(379)	(3,091)	(777)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(48,871)	55,097	(18,635)
CASH AND CASH EQUIVALENTS
Beginning of period	103,095	47,998	66,633
Cash and cash equivalents at end of period	$54,224	$103,095	$47,998
The accompanying notes are an integral part of these consolidated financial statements.

STERLING CHECK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in thousands)	2023	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for
Interest, net of capitalized amounts of $437, $378 and $322, respectively	$37,729	$32,348	$30,782
Income taxes	17,484	18,532	5,574
Offering costs included in accounts payable and accrued liabilities	—	—	225
Noncash investing and financing activities
Purchases of property and equipment in accounts payable and accrued expenses	548	25	109
Unsettled share repurchases included in other liabilities	600	—	—
Unsettled employee stock options exercised included in other receivables	505	—	—
Noncash purchase price of business combinations	4,706	—	1,445
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
On June 12, 2023, the Company completed a secondary public offering, pursuant to which 8,000,000 shares of common stock of the Company were sold by certain selling stockholders. On June 30, 2023, the selling stockholders sold an additional 1,145,486 shares of common stock of the Company as a result of the exercise in part by the underwriters of an option to purchase additional shares. The Company did not receive any proceeds from the sale of shares by the selling stockholders in the secondary public offering. In addition, on June 5, 2023, the Company entered into an agreement with Broad Street Principal Investments, L.L.C. (“BSPI”), one of the selling stockholders, pursuant to which the Company repurchased from BSPI an aggregate of 1,000,000 shares of common stock of the Company for a total of $11.7 million pursuant to the Company’s share repurchase program at a price per share equal to the price paid by the underwriters in the secondary public offering.
As of December 31, 2023, the Company is 53.4% owned by an investment group consisting of entities advised by or affiliated with The Goldman Sachs Group, Inc. (“Goldman Sachs”) and Caisse de dépôt et placement du Québec (“CDPQ” and, together with Goldman Sachs, our “Sponsor”). CDPQ owns its equity interest in the Company indirectly through a limited partnership controlled by Goldman Sachs.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that can affect the reported amount of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Significant estimates include the impairment of long-lived assets, goodwill impairment, derivative instruments and hedging activities and the determination of the fair value of acquired assets and liabilities. The Company believes that the estimates used in the preparation of these consolidated financial statements are reasonable; however, actual results could differ materially from these estimates.
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
Cash and Cash Equivalents
Cash and cash equivalents of $54.2 million and $103.1 million as of December 31, 2023 and 2022, respectively, include money market instruments with maturities of three months or less. The Company maintained cash outside the U.S. as of December 31, 2023 of $19.3 million with the largest deposits being held in Australia and India, with balances of $6.2 million and $3.2 million, respectively. Cash outside the U.S. was $28.0 million as of December 31, 2022, with the largest deposits being held in Canada and India, with balances of $9.2 million and $5.1 million, respectively.
Concentrations
Cash is deposited with major financial institutions and, at times, such balances with each financial institution may be in excess of insured limits. The Company has not experienced, and does not anticipate, any losses with respect to its cash deposits. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. The Company performs a risk assessment of all new vendors. For the years ended December 31, 2023 and 2022, New York State Office of Court Administration (“NYOCA”) accounted for 11.7% and 11.8% of third-party vendor spend, respectively, and was the only vendor to account for more than 10%. As a government entity, NYOCA is considered a low risk of service disruption.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable balances consist of trade receivables that are recorded at the invoiced amount, net of allowances for expected credit losses and for potential sales credits and reserves. Sales credits and reserves were $1.2 million and $0.9 million as of December 31, 2023 and 2022, respectively.
The Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 326, “Financial Instruments - Credit Losses” (“CECL”), with an adoption date of January 1, 2022. The adoption of CECL resulted in a $0.3 million cumulative effect adjustment recorded in retained earnings as of January 1, 2022.
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

Allowances for expected credit losses were $2.8 million and $2.3 million as of December 31, 2023 and 2022, respectively. The following table summarizes changes in the allowance for expected credit losses for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Balance at beginning of period	$2,304	$2,949	$1,861
Cumulative effect of accounting change upon adoption of CECL	—	254	—
Additions	937	871	1,169
Write-offs, net of recoveries	(434)	(1,758)	(210)
Foreign currency translation adjustment	9	(12)	129
Balance at end of period	$2,816	$2,304	$2,949
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
Business Combinations
The Company records business combinations using the acquisition method of accounting in accordance with the FASB’s Accounting Standards Codification Topic 805, “Business Combinations.” Under the acquisition method of accounting, identifiable assets acquired and liabilities assumed are recorded at their acquisition-date fair value. The excess of the purchase price over the estimated fair value is recorded as goodwill. Changes in the estimated fair values of net assets recorded for acquisitions based on management’s best estimates may result in adjustments to the amount of purchase price allocable to goodwill. Measurement period adjustments are reflected in the period in which they occur and may be made up to one year subsequent to the acquisition date should new information become available.
The Company utilizes variations of the income approach, which relies on historical financial and qualitative information, as well as assumptions and estimates for projected financial information, to value acquired trade names, customer lists and software developed for internal use.
Goodwill
Goodwill represents the excess of purchase price over fair value of net assets of acquired entities and is tested for impairment annually or when certain triggering events require additional testing. The Company’s goodwill is predominantly a result of the acquisition of the Company by Goldman Sachs and CDPQ in June 2015. See Note 4, “Acquisitions” for additional information on acquisitions.
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
Intangible Assets, net
Definite-lived intangible assets consist of intangibles acquired through acquisition and the costs of developing internal-use software. They are reported net of amortization and are amortized on a straight-line basis over their estimated useful lives. Customer lists are amortized using an accelerated method of amortization, using a pattern that reflects when the economic benefits are expected to be realized. Cost of acquisition, renewal and extension of intangible assets are capitalized. There are no significant renewal or extension provisions associated with the Company’s intangible assets. The Company has no indefinite-lived intangible assets, other than goodwill.
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
The Company regularly evaluates whether events and circumstances have occurred that indicate that the carrying amount of definite-lived intangible assets may not be recoverable. Conditions that could indicate that an impairment assessment is needed include a significant decline in the observable market value of an asset or asset group, a significant change in the extent or manner in which an asset or asset group is used, or a significant adverse change that would indicate that the carrying amount of an asset or asset group is not recoverable. When factors indicate that a long-lived asset or asset group should be evaluated for possible impairment, the Company assesses the potential impairment by determining whether the carrying value of such long-lived asset or asset group will be recovered through the future undiscounted cash flows expected from use of the asset or asset group and its eventual disposition. If the carrying amount of the asset or asset group is determined not to be recoverable, an impairment charge is recorded based on the excess, if any, of the carrying amount over fair value. Fair values are determined based on quoted market values or discounted cash flows analyses as applicable. The Company regularly evaluates whether events and circumstances have occurred that indicate the useful lives of definite-lived intangible assets may warrant revision to reflect that the period of economic benefit has changed.
Leases
Effective January 1, 2022, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASC 842”), which requires the recognition of all leases, including operating leases on the consolidated balance sheets by recording a right-of-use (“ROU”) asset and related liability. The Company elected to exclude short-term leases from adoption. The lease liability and ROU assets are remeasured when there is a change in the lease term (or upon the occurrence of another reassessment trigger).
The Company determines if a contract is a lease or contains a lease at inception. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. Operating lease liabilities are measured, on each reporting date, based on the present value of the future minimum lease payments over the remaining lease term. The Company’s leases generally do not provide an implicit rate and, therefore, the Company uses the interest rate on its term loan credit agreement as its incremental borrowing rate under ASC 842. Operating lease assets are measured by adjusting the lease liability for lease incentives, initial direct costs incurred and asset impairments. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term with the operating lease asset reduced by the amount of the expense. Lease terms may include options to extend or terminate a lease when they are reasonably certain to occur.
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
Certain of the Company’s foreign operations expose the Company to fluctuations of foreign exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company may enter into financial derivative instruments to protect the value or fix the amount of certain expenses in terms of its functional currency, the USD.
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
Foreign Currency
Assets and liabilities of operations having non-USD functional currencies are translated at year-end exchange rates, and income statement accounts are translated at weighted average exchange rates for the year. Gains or losses resulting from translating foreign currency financial statements, net of any related tax effects, are reflected in accumulated other comprehensive income or loss (“OCI”), a separate component of stockholders’ equity. Gains or losses resulting from foreign currency transactions incurred in currencies other than the local functional currency are included in other income in the consolidated statements of operations and comprehensive income or loss. The cumulative translation adjustment resulted in losses of $2.9 million and $5.6 million as of December 31, 2023 and 2022, respectively.
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
The Company contracts with customers to provide technology-enabled background and identity verification services. The Company offers a comprehensive hiring and risk management solution that begins with identity verification, followed by criminal background screening, credential verification, drug and health screening, employee onboarding document processing and ongoing risk monitoring. Results from services are provided through a report and the customer takes control of the product when the screening report is completed. Accordingly, revenue is generally recognized at the point in time when the customer receives and can use the report. Background and identity verification services comprised a substantial portion of the total revenues for the years ended December 31, 2023, 2022 and 2021. As such, significant changes in background and identity verification services could affect the nature, amount, timing, and uncertainty of revenue and related cash flows. Payment for background and identity verification services generally occurs once the reports have been received by the customer. The Company records third-party pass-through fees incurred as part of screening related products on a gross revenue basis, with the related expense recorded as third-party cost of revenue, as the Company has control over the transaction and is therefore considered to be acting as a principal.
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
Sales taxes collected from customers are remitted to governmental authorities and are therefore excluded from revenues in the consolidated statements of operations and comprehensive income or loss.
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
The following table sets forth expenses included in each category of corporate technology and production systems for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Corporate information technology	$19,399	$25,109	$21,230
Development of platform and product initiatives	16,371	16,740	15,387
Production support and maintenance	8,645	8,638	7,706
Total production systems	25,016	25,378	23,093
Total corporate technology and production systems	$44,415	$50,487	$44,323
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
Included within corporate technology and production systems are non-capitalizable production system and corporate information technology expenses related to Project Ignite, a three-phase strategic investment initiative. Phase one of Project Ignite modernized client and candidate experiences and is complete. Phase two of Project Ignite focused on decommissioning the Company’s on-premises data centers and migrating the Company’s production systems and corporate information technological infrastructure to a managed service provider in the cloud. During the first half of 2021, the Company completed phase two initiatives related to the migration of its production and fulfillment systems to the cloud, and as a result, as of December 31, 2023, approximately 98% of revenue is processed through platforms hosted in the cloud. The Company incurred expenses related to phase two to complete the decommissioning of on-premises data centers for internal corporate technology infrastructure and migration to the cloud, which was completed as of September 30, 2022. Phase three of Project Ignite was decommissioning of the platforms purchased over the prior ten years and the migration of the clients to one global platform. This third and final phase, which was completed in the first quarter of 2023, unified clients onto a single global platform. The Company’s core platform now processes approximately 80% of its global revenue.
Advertising Costs
Expenses related to advertising are charged to selling, general and administrative expense as incurred. The Company incurred advertising expenses of $1.5 million, $2.1 million and $2.2 million in the years ended December 31, 2023, 2022 and 2021, respectively.
Accumulated Other Comprehensive Income or Loss
Accumulated OCI includes net income or loss and other comprehensive income or loss. OCI refers to revenue, expenses, gains, and losses that, under GAAP, are recorded as an element of stockholders’ equity but are excluded from net income or loss. OCI consists of unrealized gains and losses on derivative instruments that qualify for hedge accounting and foreign currency translation adjustments, net of taxes.
Stock-Based Compensation
Stock-based compensation is measured at the grant date, based on the fair value of the awards, and is generally expensed on a straight-line basis over the requisite service period of the award (see Note 15, “Stock-Based Compensation” for additional information). The Company’s 2021 Omnibus Incentive Plan provides for the granting of stock options, restricted stock awards and restricted stock units. Outstanding awards granted under the 2021 Omnibus Incentive Plan vest on various schedules over one to four-year periods on the anniversary of the grant date, subject to the continued employment with the Company through the applicable vesting date, unless otherwise stated in an individual award agreement. Stock-based compensation expense is recorded on a straight-line basis for each award over the defined vesting period in cost of revenues, corporate, technology and production systems and selling, general and administrative expense in the statements of operations and comprehensive income or loss.
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
Net Income or Loss Per Share
Basic net income or loss per share is computed by dividing the net income or loss by the weighted-average number of shares of common stock outstanding for the period. Diluted weighted-average shares outstanding and diluted net income are adjusted based on the potential impact of dilutive securities. For periods in which the Company has reported net losses, diluted net loss per share is the same as basic net loss per share because dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive.

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2023 and 2022. The carrying values of the Company’s financial instruments, including, cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term maturities of these financial instruments.
3.    Recent Accounting Standards Update
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
Recently Issued Accounting Pronouncements Not Yet Effective
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvement to Reportable Segment Disclosures (“ASU 2023-07”) to enhance disclosures about a public entity's reportable segments and more detailed information about a reportable segment's expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact that ASU 2023-07 will have on the financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (“ASU 2023-09”), that improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. For public business entities, such as the Company, the standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact that ASU 2023-09 will have on the financial statement disclosures.
4.    Acquisitions
Socrates and A-Check Acquisitions
On January 4, 2023, the Company acquired all of the outstanding shares of Socrates Limited and its affiliates (“Socrates”), a screening company in Latin America, pursuant to a share purchase agreement. The Socrates acquisition expands the Company’s global presence into Latin America to serve the rapidly growing regional hiring needs of both multi-national and local clients. On March 1, 2023, the Company acquired all of the outstanding shares of A-Check Global (“A-Check”), a U.S.-based employment screening organization, pursuant to a share purchase agreement. The A-Check acquisition provides the Company access to a high quality, enterprise-focused customer base diversified across verticals including healthcare and telecom. The aggregate adjusted purchase price for the acquisitions totaled approximately $66.2 million, of which $49.5 million was funded with available cash on hand, and is subject to certain closing adjustments specified in the share purchase agreements and included initial contingent consideration related to the A-Check acquisition of $4.7 million recorded at fair value. The contingent consideration was to be determined based on actual future results. The initial fair value of the contingent consideration consisted of $2.6 million for an earn-out payable one year after the acquisition based upon revenue retention and a $2.1 million payable throughout the second and third year following the acquisition based on revenue retention and referral revenue. The Company recorded an allocation of the purchase price to assets acquired and liabilities assumed based on their estimated fair values as of their respective purchase dates. Additionally, in connection with the Socrates acquisition, $5.0 million is payable to certain senior employees two years after the acquisition date based on certain retention requirements.
The Company incurred approximately $2.0 million of transaction expenses related to the acquisitions during the year ended December 31, 2023.
The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed as of the applicable acquisition date. The following table summarizes the consideration paid and the amounts recognized for the assets acquired and liabilities assumed:

	Preliminary Purchase Price Allocation		Final Purchase Price Allocation
(in thousands)	March 31, 2023	Purchase Price Adjustments	December 31, 2023
Consideration
Cash	$11,935	$—	$11,935
Other current assets
Accounts receivable	4,279	(3)	4,276
Other current assets	805	447	1,252
Property and equipment	177	(1)	176
Intangible assets	32,141	(1,268)	30,873
Other long-term assets	6	—	6
Total assets acquired	$49,343	$(825)	$48,518
Accounts payable and accrued expenses	1,156	94	1,250
Other current liabilities	1,291	(72)	1,219
Deferred tax liability	8,388	(1,163)	7,225
Other liabilities	2	788	790
Total liabilities assumed	$10,837	$(353)	$10,484
Total identifiable net assets	38,506	(472)	38,034
Goodwill	27,352	766	28,118
Total consideration	$65,858	$294	$66,152
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
The acquisitions are not material to the Company's financial position as of December 31, 2023 or results of operations for the year ended December 31, 2023, and therefore, pro forma operating results and other disclosures for the acquisitions are not presented.
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
The allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. The following table summarizes the consideration paid and the amounts recognized for the assets acquired and liabilities assumed:

	Preliminary Purchase Price Allocation		Final Purchase Price Allocation
(in thousands)	November 30, 2021	Purchase Price Adjustments	December 31, 2022
Consideration
Cash	$—	$—	$—
Other current assets			—
Accounts receivable	8,861	—	8,861
Prepaid expenses	394	—	394
Property and equipment	1,290	—	1,290
Intangible assets	59,161	—	59,161
Total assets acquired	$69,706	$—	$69,706
Accounts payable and accrued expenses	5,614	—	5,614
Other current liabilities	1,182	—	1,182
Deferred tax liability	16,566	(215)	16,351
Other liabilities	298	—	298
Total liabilities assumed	$23,660	$(215)	$23,445
Total identifiable net assets	46,046	215	46,261
Goodwill	21,721	(515)	21,206
Total consideration	$67,767	$(300)	$67,467
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
The following unaudited pro forma results for the year ended December 31, 2021 shows the effect on the Company’s revenues as if the acquisition of EBI had occurred on January 1, 2021. The pro forma results presented are the result of combining the revenues of the Company with the revenues of EBI. Pro forma net operating results are not presented as they were determined to not be material to the total net operating results of the Company. The Company did not have any material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue.

For the Year Ended
(in thousands)	December 31, 2021
Revenues	$679,542

5.    Property and Equipment, net

(in thousands)	December 31, 2023	December 31, 2022
Furniture and fixtures	$1,317	$2,568
Computers and equipment	39,251	41,084
Leasehold improvements	2,067	6,565
	42,635	50,217
Less: Accumulated depreciation	(34,940)	(39,876)
Total property and equipment, net	$7,695	$10,341
During the years ended December 31, 2023, 2022 and 2021, depreciation expense on property and equipment was $3.6 million, $4.4 million and $4.5 million, respectively. Based on a quantitative assessment of the carrying values, write down of abandoned property and equipment no longer in use due to office closures was $1.7 million, $0.8 million and $2.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
6.    Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the periods presented were as follows:

(in thousands)
Goodwill at December 31, 2021	$852,536
Acquisitions, net of measurement period adjustments	(515)
Foreign currency translation adjustment	(2,412)
Goodwill at December 31, 2022	849,609
Acquisitions, net of measurement period adjustments	28,118
Foreign currency translation adjustment	1,681
Goodwill at December 31, 2023	$879,408
There have been no impairments of the recognized goodwill for the years ended December 31, 2023, 2022 and 2021.
Intangible Assets
Intangible assets, net consisted of the following for the periods presented:

	December 31, 2023			December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer lists	$533,204	$(375,107)	$158,097	$506,015	$(340,579)	$165,436
Trademarks	77,860	(43,815)	34,045	77,198	(37,519)	39,679
Non-compete agreement	3,979	(2,869)	1,110	3,179	(2,584)	595
Technology	266,194	(233,996)	32,198	246,220	(216,330)	29,890
Domain names	10,118	(5,356)	4,762	10,118	(4,682)	5,436
	$891,355	$(661,143)	$230,212	$842,730	$(601,694)	$241,036
Included within technology is $30.2 million and $28.1 million of internal-use software, net of accumulated amortization, as of December 31, 2023 and 2022, respectively. As of December 31, 2023, $6.1 million of technology assets have not yet been put in service.
The Company capitalized costs of $17.8 million to develop internal-use software included in technology during the year ended December 31, 2023 (consisting of internal costs of $15.4 million and external costs of $2.4 million) and capitalized costs of $15.7 million to develop internal-use software included in technology during the year ended December 31, 2022 (consisting of internal costs of $12.8 million and external costs of $2.9 million).
During the years ended December 31, 2023, 2022 and 2021, the Company recorded a write-down related to the impairment of capitalized software in the amount of $0.4 million, $0.2 million and $0.3 million, respectively.

Amortization expense was $59.2 million, $68.7 million and $77.5 million, for the years ended December 31, 2023, 2022 and 2021, respectively. Except for the customer lists, which are amortized utilizing an accelerated method, all other intangible assets are amortized on a straight-line basis. These amortization methods approximate the pattern in which economic benefits are consumed. Estimated amortization expense is as follows for each of the next five years and thereafter:

(in thousands)
Year Ending December 31,
2024	$54,087
2025	44,226
2026	34,192
2027	25,039
2028	20,619
Thereafter	52,049
$230,212
7.    Accrued Expenses
Accrued expenses on the consolidated balance sheets as of the periods presented consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Accrued compensation	$20,495	$29,835
Accrued cost of revenues	25,548	15,721
Accrued interest	321	3,143
Other accrued expenses	17,623	18,348
Total accrued expenses	$63,987	$67,047
8.    Leases
The Company leases real estate and equipment for use in its operations. The Company has 17 operating leases with remaining lease terms ranging from 4 months to 61 months as of December 31, 2023. In connection with the real estate consolidation program, during the three months ended June 30, 2023, the Company exited additional offices including the Company’s former principal executive office and headquarters in New York. A reduction of the operating leases ROU asset of $5.3 million for impairment charges was recorded in impairments and disposals of long-lived assets in the consolidated statements of operations and comprehensive income (loss). The Company exercised termination options reducing the lease terms on certain operating leases and recorded lease remeasurements to the operating lease liability and corresponding reductions to the operating leases ROU asset in the amount of $4.7 million during the year ended December 31, 2023. During the year ended December 31, 2023, $1.5 million was recorded to de-recognize the operating lease ROU asset related to certain leases in selling, general and administrative expense due to abandonment.
The components of lease expense for the periods presented are as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Components of total lease costs
Operating lease expense(1)	$5,578	$5,224	$4,002
Sublease income	(1,244)	(726)	—
Total net lease costs	$4,334	$4,498	$4,002
_________________________
(1)The year ended December 31, 2023 includes $1.5 million of lease expense to de-recognize certain operating ROU assets which were abandoned during the three months ended June 30, 2023.

Information related to the Company’s ROU assets and lease liabilities for the periods presented is as follows:

	December 31,
(dollars in thousands)	2023	2022
Operating leases
Operating leases right-of-use asset	$6,452	$20,084

Operating leases liability, current portion	$4,219	$3,717
Long-term operating leases liability, net of current portion	7,278	16,835
Total operating leases liability	$11,497	$20,552

Weighted average remaining lease term in years - operating leases	3.7	4.8
Weighted average discount rate - operating leases	4.92%	4.50%
Total remaining lease payments at December 31, 2023 under the Company’s operating leases (excluding short term leases) for the periods presented are as follows:

(in thousands)	December 31,
2024	$4,846
2025	2,383
2026	2,154
2027	2,149
2028	1,028
Thereafter	84
Total future minimum lease payments	$12,644
Less: imputed interest	(1,147)
Total	$11,497
As of December 31, 2023, the Company had no additional operating lease commitments for office facilities that have not yet commenced. Cash paid for amounts included in the measurement of operating lease liabilities was $6.3 million and $5.5 million for the years ended December 31, 2023 and 2022, respectively.
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
The Borrower will pay a quarterly unused commitment fee at a rate per annum ranging from 0.20% to 0.30%, on the unused portion of the Revolving Credit Facility based on the net leverage ratio of the Borrower and its subsidiaries. The Borrower can use available funding capacity under the Revolving Credit Facility to issue letters of credit, subject to a sublimit equal to the lesser of $40.0 million and amounts available for borrowing under the Revolving Credit Facility. As of December 31, 2023, there were $0.7 million of letters of credit issued under the 2022 Credit Agreement to support two office leases and additional capacity for letters of credit of $39.3 million.

The Term Loans amortize quarterly in the following amounts: $1.875 million per quarter for the first four full quarters ending after the Closing Date, $3.750 million per quarter for the next eight quarters and $5.625 million per quarter for the next seven quarters.
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
The 2022 Credit Agreement also contains financial covenants that require the Borrower to comply with (a) a maximum net leverage ratio of 4.00:1.00 (which may be increased to 4.50:1.00 for four quarters if the Borrower and its subsidiaries consummate acquisitions during any 6-month period for which the total aggregate cash consideration is greater than or equal to $75.0 million) and (b) a minimum interest coverage ratio of 3.00:1.00. Both financial covenants are assessed quarterly.
The Company was in compliance with all financial covenants under the 2022 Credit Agreement as of December 31, 2023.
The table below sets forth the Company’s long-term debt as presented in the consolidated balance sheets for the periods presented:

(in thousands)	December 31, 2023	December 31, 2022
Current portion of long-term debt
Term Loans	$15,000	$7,500
Total current portion of long-term debt	$15,000	$7,500
Long-term debt
Term Loans, due November 29, 2027 (interest rates of 7.71% and 6.76% at December 31, 2023 and 2022, respectively)	$277,500	$292,500
Revolving Credit Facility(1)	205,494	205,494
Unamortized discount and debt issuance costs	(3,206)	(4,004)
Total long-term debt, net	$479,788	$493,990
_________________________
(1)As of December 31, 2023, there was $194.5 million of available capacity under the Revolving Credit Facility.

Future principal payments by year of the Company’s long-term debt under the 2022 Credit Agreement as of December 31, 2023 are as follows:

(in thousands)
2024	$15,000
2025	15,000
2026	22,500
2027	445,494
$497,994
The net proceeds of the Term Loans, together with borrowings of approximately $223.0 million under the Revolving Credit Facility, were used to repay all outstanding indebtedness, including accrued and unpaid interest, in an aggregate amount of approximately $513.9 million, under our former credit agreement. For the year ended December 31, 2022, the Company recognized a loss on extinguishment of debt in the amount of $3.7 million resulting from the credit agreement refinancing on November 29, 2022.
The estimated fair value of the Company’s 2022 Credit Agreement was $484.1 million and $487.1 million as of December 31, 2023 and 2022, respectively. These fair values were determined based on quoted prices in markets with similar instruments that are less active (Level 2 inputs as defined below) as an observable price of the 2022 Credit Agreement or similar liabilities is not readily available.
10.    Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. An asset or liability’s level in the hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three levels of inputs used to measure fair value are as follows:

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
The Company considers the recorded value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses to approximate the fair value of the respective assets and liabilities as of December 31, 2023 and 2022 based upon the short-term nature of such assets and liabilities (Level 1). See Note 9, “Debt” for discussion of the fair value of the Company’s debt.
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
Contingent consideration related to acquisitions is considered a Level 3 financial instrument. As of December 31, 2023, the fair value of contingent consideration related to the March 1, 2023 acquisition of A-Check and the November 30, 2021 acquisition of EBI. As of December 31, 2022, the contingent consideration related to the acquisition of EBI. The contingent consideration consists of estimated future payments related to the Company’s acquisitions, based on metrics such as revenue retention and referral revenue. The fair value is determined using various assumptions and estimates, including revenue and customer projections to forecast a range of outcomes for the contingent consideration. The Company reassesses the estimated fair value of the contingent consideration at the end of each reporting period based on the information available at the time. Changes in the significant unobservable inputs used may result in a significantly higher or lower fair value measurement. Changes in fair value of contingent consideration are recorded in selling, general and administrative expense in the statements of operations and comprehensive income (loss).
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of the periods presented:

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents from money market funds	$11,593	$—	$—	$11,593
Interest rate swaps	$—	$1,187	$—	$1,187
Liabilities
Interest rate swaps	—	5,357	—	5,357
Contingent consideration	—	—	2,989	2,989

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration	$—	$—	$1,219	$1,219
The following table summarizes the change in fair value of the Level 3 liabilities with significant unobservable inputs for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Fair value of contingent consideration, beginning of period	$1,219	$1,445	$—
Acquired liabilities	4,706	—	1,480
Cash payments	(305)	(226)	—
Change in fair value of contingent consideration, net	(2,631)	—	(35)
Fair value of contingent consideration, end of period(1)	$2,989	$1,219	$1,445
_________________________
(1)Recorded in Other current liabilities on the consolidated balance sheets.
During the years ended December 31, 2023 and 2022, the Company did not re-measure any financial assets or liabilities at fair value on a nonrecurring basis. There were no transfers between levels during the periods presented.
11.    Derivative Instruments and Hedging Activities
Cash Flow Hedges
For derivatives designated and that qualify as cash flow hedges for accounting purposes, the unrealized gain or loss on the derivative is initially recorded in accumulated OCI, reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item.
Interest Rate Swap Hedges
To reduce exposure to variability in expected future cash outflows on variable rate debt attributable to the changes in the applicable interest rates under the 2022 Credit Agreement, the Company entered into interest rate swaps to economically offset a portion of this risk.
As of December 31, 2023, the Company had the following outstanding interest rate swap derivatives that were used to hedge its interest rate risk:

Product	Number of Instruments	Effective Date	Maturity Date	Current Notional(1)
Interest Rate Swaps	4	February 28, 2023	November 29, 2027	$300.0 million USD
_________________________
(1)The notional value steps down from $300.0 million to $150.0 million on February 27, 2026.

All financial derivative instruments are carried at their fair value on the balance sheet. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of the dates presented:

	Asset Derivatives
	December 31, 2023		December 31, 2022
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other current assets	$1,187	Other current assets	$—
Total derivatives designated as hedging instruments		$1,187		$—

	Liability Derivatives
	December 31, 2023		December 31, 2022
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$5,357	Other liabilities	$—
Total derivatives designated as hedging instruments		$5,357		$—
The tables below present the effect of cash flow hedge accounting on accumulated OCI for the periods presented:

	Year Ended December 31,				Year Ended December 31,
(in thousands)	2023	2022	2021		2023	2022	2021
Derivatives designated as hedging instruments:	Amount of Gain or (Loss) Recognized in OCI on Derivative			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
Foreign exchange contracts	$—	$—	$(177)	Cost of revenues	$—	$—	$146
Foreign exchange contracts	—	—	—	Selling general and administrative	—	—	102
Interest rate swaps	(1,939)	—	—	Interest expense	2,230	—	—
Total	$(1,939)	$—	$(177)		$2,230	$—	$248
The table below presents the effect of the Company’s cash flow hedge accounting on the consolidated statements of operations and comprehensive income (loss) for the periods presented:

	Year Ended December 31,
	2023	2022		2021
(in thousands)	Interest Expense	SG&A(1)	Cost of Revenues	SG&A(1)	Cost of Revenues
Total amounts of income and expense line items in which the effects of cash flow hedges are recorded	$36,233	$175,459	$407,683	$198,700	$313,155
Gain or (loss) on cash flow hedging relationships
Interest rate swaps:
Amount of gain or (loss) reclassified from accumulated OCI into income	$2,230	$—	$—	$—	$—
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated OCI into income	—	—	—	102	146
Amount excluded from effectiveness testing recognized in earnings	—	—	—	144	128
_________________________
(1)Selling, general and administrative (“SG&A”)
Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Based on current interest rates, during the next twelve months, the Company estimates that an additional $1.2 million will be reclassified from accumulated OCI as a decrease to interest expense. No gain or loss was reclassified from accumulated OCI into earnings as a result of forecasted transactions that failed to occur during the periods presented.

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
As of December 31, 2023, the Company did not have any outstanding derivatives not designated as a hedge in qualifying hedging relationships.
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments in the consolidated statements of operations and comprehensive income (loss) for the periods presented:

		Year Ended December 31,
(in thousands)		2023	2022	2021
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate swaps	Gain (loss) on interest rate swaps	$—	$297	$(31)
Foreign exchange contracts	Selling, general and administrative	—	—	24
Foreign exchange contracts	Cost of revenues	—	—	34
Total		$—	$297	$27
12.    Income Taxes
The components of U.S. and International income (loss) before income taxes is as follows for the years presented:

	Year Ended December 31,
(in thousands)	2023	2022	2021
United States	$(11,676)	$(4,811)	$(55,912)
International	23,927	32,927	26,924
Total income (loss) before income taxes	$12,251	$28,116	$(28,988)
The income tax provision (benefit) for income taxes consists of the following for the years presented:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Current income tax provision:
US Federal	$10,694	$—	$—
US State	2,842	2,202	1,547
International	12,707	9,855	9,808
Total current income tax provision	26,243	12,057	11,355

Deferred income tax benefit:
US Federal	(9,854)	(927)	(15,597)
US State	(2,973)	(1,489)	(2,451)
International	(1,049)	(935)	(3,768)
Total deferred income tax benefit	(13,876)	(3,351)	(21,816)
Total income tax provision (benefit)	$12,367	$8,706	$(10,461)

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate for continuing operations is as follows for the years presented:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Income (loss) before income taxes
US Federal and State	$(11,676)	$(4,811)	$(55,912)
International	23,927	32,927	26,924
Total income (loss) before income taxes	$12,251	$28,116	$(28,988)
US Federal statutory rate	21%	21%	21%
Income taxes computed at US Federal statutory rate	$2,573	$5,904	(6,088)
Tax impact of foreign operations	4,807	2,880	(1,348)
Tax credits	(1,324)	(1,396)	(840)
Non-deductible transaction related costs	520	346	851
Non-deductible compensation	4,472	2,661	3,136
Stock-based compensation shortfall (windfall)	895	(570)	—
State taxes, net of Federal effect	(825)	(151)	(949)
U.S. Return to provision and deferred tax adjustments	(391)	60	(4,243)
Uncertain tax positions	1,670	1,190	(1,439)
Change in valuation allowance	—	48	234
Amended tax returns	—	(2,268)	—
Other permanent differences	(30)	2	225
Total income tax provision (benefit)	$12,367	$8,706	$(10,461)
Effective income tax rate	100.9%	31.0%	36.1%

The Company provides for deferred tax on the financial reporting basis over the tax basis of its investments in foreign subsidiaries, except for unremitted foreign earnings needed to support operations and continued growth plans outside the U.S. In making its decision to not permanently reinvest certain unremitted foreign earnings, the Company evaluates foreign operational cash requirements and the ability to repatriate funds. For the year ended December 31, 2023, the Company’s estimate of its remaining unremitted earnings of its foreign subsidiaries was approximately $41.1 million, of which $38.2 million is deemed to be indefinitely reinvested.
Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of deferred tax assets and deferred tax liabilities consisted of the following:

	December 31,
(in thousands)	2023	2022
Deferred tax assets
Loss carryforwards	$8,912	$9,136
Tax credits	724	7,113
Accounts receivable, accrued expenses and reserves	7,752	8,466
Interest expense	7,626	9,292
Stock-based compensation	6,902	7,803
Hedges, swaps and other unrealized losses	2,821	1,526
ROU lease liability	2,832	4,543
Other	71	163
Total deferred tax assets, gross	37,640	48,042
Valuation allowance	(2,766)	(2,766)
Total deferred tax assets, net	$34,874	$45,276
Deferred tax liabilities
Intangibles	$(38,654)	$(53,475)
Property and equipment	—	(1,201)
ROU lease asset	(1,533)	(4,513)
Prepaid expenses	(1,827)	(2,925)
Capitalized commissions	(1,492)	(1,444)
Outside basis difference in subsidiaries	(441)	(962)
Other	(348)	(11)
Total deferred liabilities	(44,295)	(64,531)
Total deferred tax liabilities, net	$(9,421)	$(19,255)
Activity in the Company’s valuation allowance accounts consists of the following for the years presented:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Beginning balance	$(2,766)	$(2,718)	$(2,484)
Additions of deferred income tax expense	—	(48)	(234)
Reductions of deferred income tax expense	—	—	—
Ending balance	$(2,766)	$(2,766)	$(2,718)
The Company regularly evaluates the ability to realize the benefit of its net deferred tax assets. The Company weighs positive and negative evidence concerning the realizability of the Company’s deferred tax assets in each jurisdiction. In assessing the need for a valuation allowance, the Company considers the weight attributable to both positive and negative evidence that can be objectively verified. On the basis of this limitation, the Company maintains a valuation allowance of $2.8 million at December 31, 2023. The valuation allowance is primarily attributable to Internal Revenue Code Section 382 limitations related to certain acquired net operating losses. The Company considered the existence of a cumulative loss as of December 31, 2023 as a significant piece of negative evidence that requires equal or greater pieces of positive evidence. The Company considered the reversal of existing temporary differences, primarily related to the reversal of book amortization of existing definite-lived intangible assets to fully offset the interest expense carryovers, tax amortization and stock-based compensation deferred tax assets.
At December 31, 2023, the Company has $15.7 million of U.S. federal net operating loss carryforwards (“NOLs”). These NOLs are subject to annual use limitations and expire between 2026 and 2031. The Company has a $3.3 million deferred tax asset for U.S. state net operating loss carryforwards that have various expiration periods from 2024 to 2040 in addition to net operating loss carryforwards that do not expire. The Company has $2.3 million of deferred tax asset for foreign net operating loss carryforwards that do not expire.
A portion of the U.S. (federal and state) operating loss carryforwards and credits are subject to Internal Revenue Code Section 382 or similar provisions. The other tax credit carryforwards expire between 2027 and 2033. The Company has recorded a valuation allowance on $13.1 million related to its NOLs as of December 31, 2023.

Unrecognized tax benefits are reconciled as follows for the years presented:

	December 31,
(in thousands)	2023	2022
Gross unrecognized tax benefits as of January 1	$3,721	$2,677
Increases—prior year tax positions	1,559	735
Decreases—prior year tax positions	(566)	(266)
Increases—current year tax positions	536	575
Gross unrecognized tax benefits as of December 31	$5,250	$3,721
The balances of unrecognized tax benefits as of December 31, 2023 and 2022 are $5.3 million and $3.7 million, respectively, of which $4.8 million and $3.7 million represent the amounts that, if recognized, impact the effective income tax rate in future periods.
The Company accrued $0.7 million and $0.2 million for interest and penalties as of December 31, 2023 and 2022, respectively.
The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions including Australia, Canada, India, Philippines and the United Kingdom. The Company is not currently under examination by the taxing authorities except for the Philippines for tax year 2022. Based on the notice received, the Company believes this to be a routine tax examination performed by the tax authorities and, at this time, has no reason to record an uncertain tax position related to the matter. The Company’s U.S. tax returns are subject to examinations for open tax years beginning in 2019. The Company’s foreign jurisdiction tax returns are subject to examinations for open tax years beginning in 2013. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite the belief that the Company’s tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.
The Company estimates that it is reasonably possible that the balance of unrecognized tax benefits as of December 31, 2023 will increase by approximately $0.5 million in the next twelve months. These unrecognized tax benefits relate to research and development credits as well as state income tax liabilities.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA establishes a 15% corporate minimum tax effective for taxable years beginning after December 31, 2022 for domestic corporations with average annual adjusted financial statement income that exceeds $1.0 billion over a three-year period, and imposes a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The tax-related provisions of the IRA did not have a material impact on the Company’s financial results for the year ended December 31, 2023 and the Company does not expect it to have a material impact on the Company’s financial results in the future.
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
As of December 31, 2023, the Company had a legal settlement obligation of $5.3 million and an offsetting insurance receivable of $2.9 million for the settlement of legal matters. As of December 31, 2022, the Company had a legal settlement obligation of $4.2 million and an offsetting insurance receivable of $0.9 million for the settlement of legal matters.

Net legal settlement expense recorded in selling, general and administrative expense in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021 was $1.1 million, $4.6 million and $1.6 million, respectively.
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
Each share of common stock is entitled to one vote on all matters on which holders of common stock are entitled to vote generally. Holders of common stock are entitled to be paid ratably any dividends as may be declared by the board of directors (in its sole discretion), subject to any preferential dividend rights of outstanding preferred stock (if any). No dividends have been declared or paid on the Company’s common stock through December 31, 2023.
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
On November 23, 2022, the Company’s board of directors authorized the repurchase of up to $100.0 million of the Company’s shares of common stock through December 31, 2024. The share repurchase program is being executed on a discretionary basis through open market repurchases, private transactions, or other transactions, including through block trades and Rule 10b-18 and Rule 10b5-1 trading plans. The Company is not obligated to repurchase any specific number of shares, and the timing and amount of any share repurchases will be subject to several factors including share price, trading volume, market conditions and capital allocation priorities. The share repurchase program may be suspended, terminated or modified without notice at any time. For the year ended December 31, 2023, the Company repurchased 5,289,607 shares of its common stock for $68.4 million, inclusive of commissions and taxes. For the year ended December 31, 2022, the Company repurchased 939,417 shares of its common stock for $14.1 million, inclusive of commissions and taxes.
On June 12, 2023, the Company entered into an Underwriting Agreement with Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC as representatives of the several underwriters named therein (the “Underwriters”) and the selling stockholders (the “Selling Stockholders”), relating to the sale by the Selling Stockholders of 8,000,000 shares of common stock, par value $0.01 per share, of the Company (the “Secondary Public Offering”). In connection with the Secondary Public Offering, the Selling Stockholders granted the Underwriters a 30-day option to purchase up to an additional 1,200,000 shares of common stock of the Company, of which 1,145,486 shares were purchased. The Company did not sell any shares in the Secondary Public Offering and did not receive any proceeds from the sale of shares being sold by the Selling Stockholders in the Secondary Public Offering. In addition, the Company entered into an agreement with BSPI, one of the Selling Stockholders, dated June 5, 2023, pursuant to which the Company repurchased from BSPI an aggregate of 1,000,000 shares of common stock of the Company for a total of $11.7 million pursuant to the Company’s share repurchase program at a price per share equal to the price paid by the Underwriters in the Secondary Public Offering.
15.    Stock-Based Compensation
Stock-based compensation expense is recognized in cost of revenues, corporate, technology and production systems, and selling, general, and administrative expense in the accompanying consolidated statements of operations and comprehensive income (loss) as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Stock-based compensation expense
Cost of revenues	$1,591	$1,533	$1,512
Corporate technology and production systems	2,822	2,264	2,054
Selling, general and administrative	30,237	20,008	29,014
Total stock-based compensation expense	$34,650	$23,805	$32,580
The total income tax benefit was $3.6 million, $2.4 million, and $0.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company uses actual data to record forfeitures.
Prior to the IPO, all share-based awards were issued to employees under the Company’s 2015 Long-Term Equity Incentive Plan (the “2015 Plan”). Upon the adoption of the Sterling Check Corp. 2021 Omnibus Incentive Plan (the “2021 Equity Plan”) on August 4, 2021 and as of September 22, 2021, all newly granted share-based awards have been issued under the 2021 Equity Plan.
As of December 31, 2023, the Company had approximately $73.0 million of unrecognized pre-tax non-cash stock-based compensation expense related to awards granted under the 2021 Equity Plan, consisting of approximately $21.7 million related to non-qualified stock options (“NQSOs”), $50.0 million related to restricted stock, and approximately $1.3 million related to restricted stock units (“RSUs”), all of which the Company expects to recognize over a weighted average period of 2.2 years.
2015 Long-Term Equity Incentive Plan
Pursuant to the Company’s 2015 Plan, the Company granted performance-based stock options (“PSOs”) and service-based vesting stock options (“SVOs”). On August 4, 2021, the Company amended each option outstanding under the 2015 Plan to (i) accelerate vesting upon an initial public offering and (ii) permit each option to be exercised following termination for any reason for the period set forth in the applicable award agreement or, if longer, an extended post-termination exercise period that would end on the date that is six months following the second anniversary of the effective date of the initial public offering, provided that if such date falls during a blackout period, the post-termination exercise period will be extended until the date that is thirty days after the commencement of the Company’s next open trading window.
Stock Options
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

The following table represents the weighted-average assumptions used to determine compensation costs and grant-date fair values for SVOs granted during the period presented:

Year Ended December 31, 2021
Weighted-average assumptions used:
Expected volatility	25.90%
Risk-free interest rate	0.60%
Dividend rate	0.00%
Expected term, in years	5.0

Weighted average grant date fair value	$2.32
There were no SVOs granted during the years ended December 31, 2023 and 2022. There were no PSOs granted during the years ended December 31, 2023, 2022 and 2021
The table below provides a summary of SVOs and PSOs currently outstanding under the 2015 Plan for the year ended December 31, 2023:

	Outstanding SVOs				Outstanding PSOs
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
(in thousands, except shares and per share amounts)
Balances at December 31, 2022	6,208,274	$9.59	5.00	$36,513	3,081,855	$10.05	3.32	$16,699
Granted	—	—			—	—
Forfeited / Expired	—	—			—	—
Exercised	(572,532)	9.48		2,168	(44,925)	9.68		148
Balances at December 31, 2023(1)	5,635,742	$9.60	3.68	$24,349	3,036,930	$10.05	2.14	$11,732
_________________________
(1)    All SVOs and PSOs are exercisable as of December 31, 2023.
The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date. The intrinsic value of SVOs exercised was approximately $2.2 million, $3.0 million, and $0.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. The tax benefit from SVOs exercised was approximately $0.4 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively. There was no tax benefit from SVOs exercised during the year ended December 31, 2021.
The intrinsic value of PSOs exercised was approximately $0.1 million and $0.2 million for the years ended December 31, 2023 and 2022. respectively. There was no tax benefit from PSOs exercised for the years ended December 31, 2023 and 2022, respectively. There were no PSO’s exercised for the year ended December 31, 2021.
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
2021 Omnibus Incentive Plan
On August 4, 2021, the Company’s board of directors adopted, and on August 13, 2021 the Company’s stockholders approved, the 2021 Equity Plan. Equity awards under the 2021 Equity Plan are intended to retain and motivate the Company’s officers and employees, consultants and non-employee directors and to promote the success of the Company’s business by providing such participating individuals with a proprietary interest in the performance of the Company. The 2021 Equity Plan will terminate on the tenth anniversary thereof, unless earlier terminated by the board of directors. Under the 2021 Equity Plan, the following types of awards can be granted to an eligible individual (as defined by the plan and to the extent permitted by applicable law): incentive stock options (“ISOs”) and NQSOs; stock appreciation rights (“SARs”); restricted stock; RSUs; performance awards; cash-based awards and other share-based awards. Upon its adoption, the 2021 Equity Plan provided that up to 9,433,000 shares may be issued pursuant to awards granted under the 2021 Equity Plan (the “Share Limit”); provided, that, the Share Limit shall be automatically increased on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030 in an amount equal to the lesser of (x) 5% of the total number of shares outstanding on the last day of the immediately preceding calendar year, and (y) such number of shares as determined by the board of directors, and no more than 9,433,000 shares may be issued upon the exercise of ISOs. As of December 31, 2023, 9,357,470 shares were available for issuance pursuant to future granted awards under the 2021 Equity Plan.
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
The fair value for Options granted under the 2021 Equity Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for periods presented:

	Year Ended December 31,
	2023	2022	2021
Weighted-average assumptions used:
Expected volatility	51.98%	45.03%	44.54%
Risk-free interest rate	4.18%	1.80%	1.07%
Dividend rate	0.00%	0.00%	0.00%
Expected term, in years	6.23	6.50	6.38

Weighted average grant date fair value	$7.02	$10.43	$10.25

The table below provides a summary of stock option activity under the 2021 Equity Plan for the year ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
(in thousands, except shares and per share amounts)
Outstanding at December 31, 2022	4,387,501	$22.91	8.81	$—
Granted	947,021	12.79
Forfeited / Expired	(776,323)	20.95
Exercised	—	—
Outstanding at December 31, 2023	4,558,199	$21.14	8.06	$904
Exercisable at December 31, 2023	1,698,943	$22.98	7.76	$—
There were no stock options exercised under the 2021 Equity Plan for the years ended December 31, 2023, 2022 and 2021.
Restricted Stock
Restricted stock issued under the 2021 Equity Plan in connection with the Company’s IPO vests 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date, subject to continued employment with the Company through the applicable vesting date. Other restricted stock grants issued under the 2021 Equity Plan vest on various schedules over one to four-year periods on the anniversary of the grant date, subject to the continued employment with the Company through the applicable vesting date. Holders of restricted stock are entitled to all rights of a common stockholder of the Company and are subject to restrictions on transfer.
The table below provides a summary of restricted stock activity under the 2021 Equity Plan for the year ended December 31, 2023:

	Number of Shares	Weighted Average Fair Value (per share)
Unvested at December 31, 2022	3,421,920	$20.32
Granted	2,266,296	12.48
Forfeited / Cancelled	(712,342)	15.87
Vested	(1,179,671)	20.57
Unvested at December 31, 2023	3,796,203	$16.40
The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2023, 2022 and 2021 was $12.48, $18.60, and $23.01, respectively.
The total grant date fair value of restricted stock vested during the years ended December 31, 2023, 2022 and 2021 was $24.3 million, $0.1 million, and $0.1 million, respectively.
Restricted Stock Units
Restricted stock units issued under the 2021 Equity Plan in connection with the Company’s IPO vest 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date, subject to continued employment with the Company through the applicable vesting date. Additional grants of RSUs vest on various schedules over a one to four-year period on the anniversary of the grant date, subject to the continued employment with the Company through the applicable vesting date. Upon vesting, employees will receive shares of common stock in settlement of the units.

The table below provides a summary of restricted stock unit activity under the 2021 Equity Plan for the year ended December 31, 2023:

	Number of Shares	Weighted Average Fair Value (per share)
Unvested at December 31, 2022	51,249	$21.18
Granted	93,026	14.36
Forfeited / Cancelled	(3,351)	18.09
Vested	(20,369)	21.55
Unvested at December 31, 2023	120,555	$15.82
The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2023, 2022 and 2021 was $14.36, $18.49, and $23.00, respectively.
The total grant date fair value of restricted stock vested during the year ended December 31, 2023 was $0.4 million. There were no restricted stock units that vested during the years ended December 31, 2022 and 2021.
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
The ESPP authorizes the issuance of a total of 1,886,000 shares, which number shall be automatically increased on the first day of each calendar year following the calendar year in which the effective date of the ESPP falls in an amount equal to the lesser of (a) 1% of the total number of shares outstanding on the last day of the immediately preceding calendar year and (b) a lower number of shares as determined by the board of directors. As of December 31, 2023, 3,810,649 shares were available for issuance under the ESPP. Notwithstanding the foregoing, the maximum number of shares that may be issued or transferred under the ESPP shall not exceed an aggregate of 11,319,000 shares.
During the year ended December 31, 2023, the amount the Company recorded for stock-based compensation expense associated with the ESPP was $0.2 million.
16.    Net (Loss) Income
Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the periods presented:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2023	2022	2021
Numerator:
Net (loss) income available to stockholders	$(116)	$19,410	$(18,527)
Denominator:
Weighted average number of shares outstanding—basic	91,587,311	94,052,435	90,218,386
Weighted average additional shares assuming conversion of potential common shares	—	4,813,569	—
Weighted average common shares outstanding—diluted	91,587,311	98,866,004	90,218,386
Net (loss) income per share attributable to stockholders, basic	$0.00	$0.21	$(0.21)
Net (loss) income per share attributable to stockholders, diluted	$0.00	$0.20	$(0.21)
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
The following table summarizes the weighted average potentially dilutive securities that were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Stock options	14,199,564	13,677,630	13,466,262
Restricted stock	4,581,025	3,421,920	1,779,716
Restricted stock units	94,314	51,249	41,933
17.    Defined Contribution Plans
The Company has a matching 401(k) plan covering substantially all its U.S. based employees. The Company matched 50% of the first 6% of each employee’s contribution for the years ended December 31, 2023, 2022 and 2021. Employees are eligible to enroll after six months of employment and are 100% vested upon enrollment. Employer contributions totaled $2.1 million, $2.0 million and $1.8 million for years ended December 31, 2023, 2022 and 2021, respectively. In addition, the Company maintains an overseas defined contribution plan and paid $1.2 million, $1.3 million and $0.4 million to fund defined contribution plans related to overseas service centers for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Goldman Sachs and some of its affiliates, each an affiliate of our Sponsor, are clients of the Company and the Company had sales to Goldman Sachs and affiliates in the amount of $3.8 million, $5.8 million and $5.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. Outstanding accounts receivable from Goldman Sachs as of December 31, 2023 and 2022 were $0.7 million and $0.2 million, respectively. Additionally, the Company is currently a party to a $75.0 million notional value interest rate swap through November 29, 2027 with J. Aron & Company LLC, a wholly-owned subsidiary of Goldman Sachs.
During the three months ended June 30, 2023, concurrently with the Secondary Public Offering, the Company repurchased 1,000,000 shares of common stock for $11.7 million directly from BSPI, an affiliate of Goldman Sachs. See Note 14, “Equity” for discussion of the Secondary Public Offering and the concurrent share repurchase.
Goldman Sachs Lending Partners LLC, an affiliate of Goldman Sachs, was a Co-Documentation Agent and lender under the 2022 Credit Agreement and received $0.1 million fees in connection therewith during the year ended December 31, 2022.
An affiliate of certain stockholders that, to the Company’s knowledge, collectively own greater than 10% of the Company’s outstanding shares of common stock (the “Stockholders”) is a client of the Company, and the Company had sales to such affiliate of the Stockholders in the amount of $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. Outstanding accounts receivable from an affiliate of the Stockholders as of December 31, 2023 and 2022 were less than $0.1 million.

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
Disaggregation of Revenues
The following tables set forth total revenue by type of service for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Screening services	$712,152	$760,533	$636,123
Other services	7,488	6,249	5,761
Total revenue	$719,640	$766,782	$641,884
The following table sets forth total revenue by geographic area in which the revenues and invoicing are recorded for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022	2021
United States	$609,694	$643,826	$522,672
All other countries	109,946	122,956	119,212
Total revenue	$719,640	$766,782	$641,884
Other than the U.S., no single country accounted for more than 10% of the Company’s total revenues during the years ended December 31, 2023, 2022 and 2021. Substantially all of the Company’s long-lived assets were located in the U.S. as of December 31, 2023 and 2022.
Contract Assets and Liabilities
Incremental costs of obtaining a contract with a customer are recognized as an asset if the benefit of such costs is expected to be longer than one year, with a majority of contracts being multi-year. Incremental costs include commissions to the sales force and are amortized over three years, as management estimates that this corresponds to the period over which a customer benefits from the contract. As of December 31, 2023 and 2022, $3.4 million and $3.3 million, respectively, of deferred commissions are included in other current assets on the consolidated balance sheets and approximately $2.7 million of deferred commissions are included in other noncurrent assets, net on the consolidated balance sheets as of December 31, 2023 and 2022.
The Company did not have any material contract liabilities as of December 31, 2023 and 2022.
Concentrations
For the years ended December 31, 2023, 2022 and 2021, no single customer accounted for more than 10% of the Company’s revenue. No single customer had an accounts receivable balance greater than 10% of total accounts receivable as of December 31, 2022 and 2023.

20.    Condensed Financial Information of Registrant (Parent Company Only)
Sterling Check Corp. (Parent Company Only)
Condensed Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2023	2022
ASSETS
Cash and cash equivalents	$1,061	$11
Investment in subsidiaries of Parent	700,883	736,635
Total assets	$701,944	$736,646
LIABILITIES AND STOCKHOLDERS’ EQUITY
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock ($0.01 par value; 100,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 1,000,000,000 shares authorized; 99,966,158 shares issued and 93,194,403 shares outstanding as of December 31, 2023; 97,765,120 shares issued and 96,717,883 shares outstanding as of December 31, 2022)	98	76
Additional paid-in capital	983,283	942,789
Common stock held in treasury (6,771,755 shares and 1,047,237 shares as of December 31, 2023 and 2022, respectively)	(88,918)	(14,859)
Accumulated deficit	(186,564)	(186,448)
Accumulated other comprehensive loss	(5,955)	(4,912)
Total stockholders’ equity	701,944	736,646
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$701,944	$736,646

Sterling Check Corp. (Parent Company Only)
Condensed Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
(in thousands, except share and per share data)	2023	2022	2021
Equity in net (loss) income of subsidiaries	$(116)	$19,410	$(18,527)
NET (LOSS) INCOME	(116)	19,410	(18,527)
Subsidiaries’ other comprehensive loss	(1,043)	(5,005)	(964)
COMPREHENSIVE (LOSS) INCOME	$(1,159)	$14,405	$(19,491)

Net (loss) income per share attributable to stockholders
Basic	$0.00	$0.21	$(0.21)
Diluted	$0.00	$0.20	$(0.21)
Weighted average number of shares outstanding—basic and diluted
Basic	91,587,311	94,052,435	90,218,386
Diluted	91,587,311	98,866,004	90,218,386
A condensed statement of cash flows has not been presented as Sterling Check Corp. (the Parent) had no material operating, investing, or financing cash flow activities for the years ended December 31, 2023, 2022 and 2021.
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
21.    Subsequent Events
Acquisitions
On January 2, 2024, the Company acquired the equity interests of Vault Workforce Screening (“Vault”), a U.S. clinic management platform, bringing a network of 17,000 clinics and a flexible service model to enhance our existing drug and health services. The aggregate purchase price for the Vault acquisition totaled approximately $70.0 million, was funded with $65.0 million of proceeds from the Revolving Credit Facility and available cash on hand and is subject to certain closing adjustments specified in the share purchase agreement. Due to the proximity of the closing date to the filing of this report, the Company has not completed its valuation analysis and related calculations in sufficient detail necessary to arrive at the fair values of the net assets acquired, along with the determination of any goodwill to be recognized on the transaction. Due to the lack of availability of meaningful financial statements of the acquired company that comply with U.S. GAAP, it is impracticable to provide supplemental pro forma information of the combined entities pursuant to ASC 805-10-50.
Share Repurchases
For the period January 1, 2024 to February 5, 2024, the Company repurchased 494,157 shares of its common stock for $6.8 million, inclusive of commissions and taxes. The Company has suspended repurchases of its common stock under the share repurchase program pending consummation of the Merger (as defined below).
Merger
On February 28, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First Advantage Corporation, a Delaware corporation (“First Advantage”), and Starter Merger Sub, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of First Advantage (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger and becoming an indirect wholly-owned subsidiary of First Advantage. The respective boards of directors of the Company and First Advantage unanimously approved the Merger Agreement, and the board of directors of the Company recommended that the Company’s stockholders adopt the Merger Agreement.
Upon the effective time of the Merger, each share of common stock, par value $0.01 per share, of the Company (“Company Common Stock”) issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive, at the election of the holder of such share of Company Common Stock, and subject to proration in accordance with the Merger Agreement as described below: (i) $16.73 per share in cash, without interest (the “Cash Consideration”), or (ii) 0.979 (the “Exchange Ratio”) shares of common stock, par value $0.001 per share, of First Advantage (“First Advantage Common Stock” and, such consideration, the “Stock Consideration” and, together with the Cash Consideration, the “Merger Consideration”). The election will be subject to a proration mechanism, such that the total number of shares of Company Common Stock entitled to receive the Cash Consideration will be equal to 72%, and the total number of shares of Company Common Stock entitled to receive the Stock Consideration will be equal to 28%, of the aggregate number of shares of Company Common Stock issued and outstanding immediately prior to the consummation of the Merger. Holders of Company Common Stock that do not make an election will be treated as having elected to receive the Cash Consideration or the Stock Consideration in accordance with and subject to the proration methodology in the Merger Agreement.
Consummation of the Merger, which is expected to occur in approximately the third quarter of 2024, is subject to the satisfaction or waiver of customary closing conditions, including (i) adoption of the Merger Agreement by Company stockholders (which was obtained by the delivery of the Written Consent (as defined below) on February 28, 2024), (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the antitrust and foreign direct investment laws of certain other jurisdictions, (iii) the absence of certain orders or laws preventing the consummation of the Merger, (iv) the effectiveness of the registration statement on Form S-4 to be filed by First Advantage with the SEC in connection with the Merger, (v) the authorization for listing on Nasdaq of the shares of First Advantage Common Stock to be issued in connection with the Merger and (vi) the mailing of the information statement contemplated by Rule 14c-2 of the Exchange Act by the Company to the stockholders of the Company, and the lapse of at least 20 business days from the date of completion of such mailing. The obligation of each party to consummate the Merger is also subject to other customary closing conditions, including the absence of a material adverse effect with respect to the other party, the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement and compliance in all material respects with the other party’s obligations under the Merger Agreement, subject to certain heightened standards set forth in the Merger Agreement.
The Merger Agreement contains other termination rights for either or each of First Advantage and the Company, including, among others, by either party if the consummation of the Merger does not occur on or before 11:59 p.m., New York City time, on February 28, 2025 (the “Initial Outside Date”), subject to an extension of six months at First Advantage’s election (the “Extended Outside Date”) if on the Initial Outside Date all of the closing conditions except those relating to antitrust approvals have been satisfied or waived.
Upon termination of the Merger Agreement under certain specified circumstances, including by the Company to enter into a definitive agreement with respect to a Superior Proposal in accordance with the terms of the Merger Agreement, the Company will be required to pay First Advantage a termination fee in the amount of $66.3 million. Upon termination of the Merger Agreement by either party because certain required antitrust approvals are not obtained (i) by the Initial Outside Date, First Advantage will be required to pay the Company a termination fee of $60 million or (ii) by the Extended Outside Date, First Advantage will be required to pay the Company a termination fee of $90 million. In addition, if First Advantage fails to consummate the Merger within five business days after all of the required conditions have been satisfied and the Company terminates the Merger Agreement as a result thereof, First Advantage will be required to pay the Company a termination fee of $100 million.
In connection with entering into the Merger Agreement, on February 28, 2024, the Company entered into a support agreement (the “Support Agreement”), by and among the Company, First Advantage and certain entities advised by or affiliated with Goldman Sachs & Co. LLC and holding a majority of the issued and outstanding shares of Company Common Stock (together, the “Specified Stockholders”), pursuant to which the Specified Stockholders agreed to, among other things, and subject to the terms and conditions set forth therein, vote in favor of the Merger Agreement and the transactions contemplated thereby, including the Merger, and prohibiting the Specified Stockholders from soliciting alternative acquisition proposals. The Support Agreement will automatically terminate if the Merger Agreement is terminated in accordance with its terms. Caisse de dépôt et placement du Québec is an investor in one of the Specified Stockholders.
On February 28, 2024, following the execution of the Merger Agreement, the Specified Stockholders, holding approximately 53.5% of the total outstanding shares of Company Common Stock delivered a written consent (the “Written Consent”) to adopt the Merger Agreement and to approve the transactions contemplated thereby, including the Merger. Delivery of the Written Consent by the Specified Stockholders was sufficient to adopt the Merger Agreement and, therefore, approve the Merger on behalf of all stockholders of the Company, and no further vote of Company stockholders will be required.

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
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, utilizing the criteria discussed in the “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2023.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the company, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Based upon the evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 is incorporated herein by reference to our Notice of Annual Meeting of Stockholders and definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (our “Proxy Statement”), to be filed within 120 days of December 31, 2023.
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
Item 11. Executive Compensation.
The information required by this Item 11 is incorporated herein by reference to our Proxy Statement, to be filed within 120 days of December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated herein by reference to our Proxy Statement, to be filed within 120 days of December 31, 2023, other than the “Equity Compensation Plan Information” provided below.
For additional information, see Note 15, “Stock-Based Compensation,” in the Notes to Consolidated Financial Statements included in this filing. The following table gives information about equity awards under the 2015 Plan and 2021 Equity Plan.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	13,230,871	$13.68	9,357,470
Equity compensation plans not approved by security holders	—	—	—
Total	13,230,871	$13.68	9,357,470
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated herein by reference to our Proxy Statement, to be filed within 120 days of December 31, 2023.

Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 is incorporated herein by reference to our Proxy Statement, to be filed within 120 days of December 31, 2023.
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
2.1
Agreement and Plan of Merger, dated as of February 28, 2024, by and among First Advantage Corporation, Sterling Check Corp., and Slider Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 1, 2024).

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

10.4*+	Sterling Check Corp. Non-Employee Director Compensation Policy.
10.5+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on September 13, 2021).
10.6+	Sterling Check Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on September 13, 2021).
10.7+	Sterling Check Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2023).
10.8+	Sterling Ultimate Parent Corp. 2015 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on August 27, 2021).
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

10.11+
Form of Time-Vesting Restricted Stock Agreement - US Senior Executive, under the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 2, 2023).

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

10.19+
Retention Bonus Agreement dated as of December 21, 2022, by and between Joshua Peirez and Sterling Check Corp. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 2, 2023).

10.20+
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

10.24+
Amendment to Severance Agreement dated as of August 19, 2021, by and between Steven Barnett and Sterling Infosystems, Inc. (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K filed on March 16, 2022).

10.25+
Severance Agreement dated as of November 30, 2021, by and between Robyn Price Stonehill and Sterling Infosystems, Inc. (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K filed on March 16, 2022).

10.26
Support Agreement, dated as of February 28, 2024, by and among First Advantage Corporation, Sterling Check Corp., Broad Street Principal Investments, L.L.C., Checkers Control Partnership, L.P., and Broad Street Control Advisors, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2024).

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

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Sterling Check Corp. Clawback Policy, Effective October 2, 2023.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

Date: March 6, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSHUA PEIREZ	Chief Executive Officer (Principal Executive Officer) and Director	March 6, 2024
Joshua Peirez

/s/ THERESA NERI STRONG	Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 6, 2024
Theresa Neri Strong

/s/ MICHAEL GREBE	Chairman of the Board of Directors and Director	March 6, 2024
Michael Grebe

/s/ MARK JENNINGS	Director	March 6, 2024
Mark Jennings

/s/ KRISTIN JOHNSEN	Director	March 6, 2024
Kristin Johnsen

/s/ ADRIAN JONES	Director	March 6, 2024
Adrian Jones

/s/ MOHIT KAPOOR	Director	March 6, 2024
Mohit Kapoor

/s/ JILL LARSEN	Director	March 6, 2024
Jill Larsen

/s/ JAGTAR NARULA	Director	March 6, 2024
Jagtar Narula

/s/ L. FREDERICK SUTHERLAND	Director	March 6, 2024
L. Frederick Sutherland

/s/ BERTRAND VILLON	Director	March 6, 2024
Bertrand Villon