Form 10-Q
period 2024-03-31
Sterling Check Corp.
filed 2024-05-09
CIK 1645070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The total number of outstanding shares of the registrant’s common stock, $0.01 par value per share, as of May 2, 2024 was 97,751,383 (excluding treasury shares of 7,509,635).

STERLING CHECK CORP. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that all forward-looking statements that we make will be subject to the safe harbor protections created thereby. You can generally identify forward-looking statements by our use of forward-looking terminology such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “playbook,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements that address market trends, and statements regarding our expectations, beliefs, plans, strategies, objectives, prospects or assumptions, or statements regarding future events or performance, including those related to our pending merger with First Advantage Corporation (“First Advantage”), contained in this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements.
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
•the effect of the announcement or pendency of the proposed merger on our business relationships, operating results and business generally;
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
•our ability to comply with public company requirements in a timely and cost-effective manner, and expense strain on our resources and diversion of our management’s attention resulting from public company compliance requirements; and
•the other risks described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 6, 2024.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,979	$54,224
Accounts receivable (net of allowance for credit losses of $2,933 and $2,816 at March 31, 2024 and December 31, 2023, respectively)	157,392	142,179
Insurance receivable	2,895	2,937
Prepaid expenses	11,382	9,651
Other current assets	17,276	15,800
Total current assets	255,924	224,791
Property and equipment, net	7,329	7,695
Goodwill	902,862	879,408
Intangible assets, net	264,558	230,212
Deferred tax assets	4,748	4,818
Operating leases right-of-use asset	5,872	6,452
Other noncurrent assets, net	9,733	10,067
TOTAL ASSETS	$1,451,026	$1,363,443
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$47,486	$38,879
Litigation settlement obligation	5,224	5,279
Accrued expenses	73,605	63,987
Current portion of long-term debt	15,000	15,000
Operating leases liability, current portion	3,879	4,219
Income tax payable, current portion	3,523	8,933
Other current liabilities	17,832	11,839
Total current liabilities	166,549	148,136
Long-term debt, net	541,242	479,788
Deferred tax liabilities	900	14,239
Long-term operating leases liability, net of current portion	6,606	7,278
Other liabilities	7,717	12,058
Total liabilities	723,014	661,499
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS’ EQUITY:
Preferred stock ($0.01 par value; 100,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock ($0.01 par value; 1,000,000,000 shares authorized; 105,320,343 shares issued and 97,811,676 shares outstanding at March 31, 2024; 99,966,158 shares issued and 93,194,403 shares outstanding at December 31, 2023)	156	98
Additional paid-in capital	1,027,214	983,283
Common stock held in treasury (7,508,667 and 6,771,755 shares at March 31, 2024 and December 31, 2023, respectively)	(99,653)	(88,918)
Accumulated deficit	(194,519)	(186,564)
Accumulated other comprehensive loss	(5,186)	(5,955)
Total stockholders’ equity	728,012	701,944
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,451,026	$1,363,443
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023
REVENUES	$185,999	$179,274
OPERATING EXPENSES:
Cost of revenues (exclusive of depreciation and amortization below)	104,041	94,754
Corporate technology and production systems	13,214	11,952
Selling, general and administrative	59,890	47,451
Depreciation and amortization	15,770	15,122
Impairments and disposals of long-lived assets	168	106
Total operating expenses	193,083	169,385
OPERATING (LOSS) INCOME	(7,084)	9,889
OTHER EXPENSE (INCOME):
Interest expense, net	10,312	8,608
Other income	(423)	(412)
Total other expense, net	9,889	8,196
(LOSS) INCOME BEFORE INCOME TAXES	(16,973)	1,693
Income tax (benefit) provision	(9,018)	1,102
NET (LOSS) INCOME	$(7,955)	$591
Unrealized gain (loss) on hedged transactions, net of tax expense (benefit) of $1,041 and $(1,815), respectively	3,020	(5,159)
Foreign currency translation adjustments, net of tax expense of $0 and $0, respectively	(2,251)	682
Total other comprehensive income (loss)	769	(4,477)
COMPREHENSIVE LOSS	$(7,186)	$(3,886)
Net (loss) income per share attributable to stockholders
Basic	$(0.09)	$0.01
Diluted	$(0.09)	$0.01
Weighted average number of shares outstanding
Basic	90,274,094	92,877,506
Diluted	90,274,094	95,350,342
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)	Shares Outstanding	Par Value	Additional Paid-In Capital	Common Shares Held in Treasury	Common Stock Held in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE at December 31, 2023	93,194,403	$98	$983,283	6,771,755	$(88,918)	$(186,564)	$(5,955)	$701,944
Issuance of common stock	2,111	—	—	—	—	—	—	—
Repurchases of common stock	(494,157)	—	—	494,157	(6,832)	—	—	(6,832)
Exercise of employee stock options, net of shares exchanged for payment and tax withholding	3,397,303	34	33,918	—	—	—	—	33,952
Issuance of common stock under the 2021 Employee Stock Purchase Plan	64,983	5	690	—	—	—	—	695
Shares withheld to cover restricted share vesting tax	(242,755)	—	—	242,755	(3,903)	—	—	(3,903)
Issuance of restricted shares, net of forfeitures	1,889,788	19	(19)	—	—	—	—	—
Stock-based compensation	—	—	9,342	—	—	—	—	9,342
Net loss	—	—	—	—	—	(7,955)	—	(7,955)
Unrealized gain on hedged transactions, net of tax	—	—	—	—	—	—	3,020	3,020
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(2,251)	(2,251)
BALANCE at March 31, 2024	97,811,676	$156	$1,027,214	7,508,667	$(99,653)	$(194,519)	$(5,186)	$728,012

(in thousands, except share amounts)	Shares Outstanding	Par Value	Additional Paid-In Capital	Common Shares Held in Treasury	Common Stock Held in Treasury	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE at December 31, 2022	96,717,883	$76	$942,789	1,047,237	$(14,859)	$(186,448)	$(4,912)	$736,646
Issuance of common stock	4,567	—	—	—	—	—	—	—
Repurchases of common stock	(493,926)	—	—	493,926	(7,712)	—	—	(7,712)
Issuance of restricted shares, net of forfeitures	1,894,310	19	(19)	—	—	—	—	—
Shares withheld to cover restricted share vesting tax	(37,128)	—	—	37,128	(487)	—	—	(487)
Stock-based compensation	—	—	8,043	—	—	—	—	8,043
Net income	—	—	—	—	—	591	—	591
Unrealized loss on hedged transactions, net of tax	—	—	—	—	—	—	(5,159)	(5,159)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	682	682
BALANCE at March 31, 2023	98,085,706	$95	$950,813	1,578,291	$(23,058)	$(185,857)	$(9,389)	$732,604

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(7,955)	$591
Adjustments to reconcile net (loss) income net cash provided by operations
Depreciation and amortization	15,770	15,122
Deferred income taxes	(14,306)	209
Stock-based compensation	9,342	8,043
Impairments and disposals of long-lived assets	168	106
Provision for bad debts	240	244
Amortization of financing fees	269	269
Amortization of debt discount	204	194
Deferred rent	(428)	39
Unrealized translation gain on investment in foreign subsidiaries	18	135
Change in fair value of contingent consideration, net	4,000	—
Interest rate swap settlements	—	23
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(7,285)	(3,414)
Insurance receivable	41	—
Prepaid expenses	(1,276)	2,844
Other assets	(1,200)	(2,534)
Accounts payable	7,149	3,716
Litigation settlement obligation	(55)	315
Accrued expenses	6,723	(12,256)
Other liabilities	(7,745)	(2,364)
Net cash provided by operations	3,674	11,282
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(673)	(140)
Purchases of intangible assets and capitalized software	(4,947)	(4,120)
Acquisitions, net of cash acquired	(70,479)	(48,802)
Proceeds from disposition of property and equipment	—	7
Net cash used in investing activities	(76,099)	(53,055)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of employee stock options	53,629	—
Cash paid for tax withholding on exercise of employee stock options	(19,172)	—
Proceeds from employee stock purchase plan	695	—
Repurchases of common stock	(6,832)	(7,711)
Cash paid for tax withholding on vesting of restricted shares	(3,903)	(487)
Payments of long-term debt	(3,750)	(1,875)
Borrowings on revolving credit facility	65,000	—
Payment of contingent consideration for acquisition	—	(305)
Net cash provided by (used in) financing activities	85,667	(10,378)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(487)	20
NET CHANGE IN CASH AND CASH EQUIVALENTS	12,755	(52,131)
CASH AND CASH EQUIVALENTS
Beginning of period	54,224	103,095
Cash and cash equivalents at end of period	$66,979	$50,964

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STERLING CHECK CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended March 31,
(in thousands)	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for
Interest, net of capitalized amounts of $129 and $90 for the three months ended March 31, 2024 and 2023, respectively	$9,102	$11,602
Income taxes	9,542	2,978
Noncash investing activities
Purchases of property and equipment in accounts payable and accrued expenses	$469	$69
Noncash purchase price of business combinations	2,750	4,821
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
As of March 31, 2024, the Company is 51% owned by an investment group consisting of entities advised by or affiliated with The Goldman Sachs Group, Inc. (“Goldman Sachs”) and Caisse de dépôt et placement du Québec (“CDPQ” and, together with Goldman Sachs, our “Sponsor”). CDPQ owns its equity interest in the Company indirectly through a limited partnership controlled by Goldman Sachs.
Merger with First Advantage
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
On February 28, 2024, following the execution of the Merger Agreement, certain entities advised by or affiliated with Goldman Sachs & Co. LLC and holding a majority of the issued and outstanding shares of the Company’s common stock (together, the “Specified Stockholders’) delivered a written consent to adopt the Merger Agreement and to approve the transactions contemplated thereby, including the Merger, and on April 26, 2024 these stockholders delivered a written consent readopting the Merger Agreement and adopting the ratification by the board of directors of the Company of the execution and delivery of the Merger Agreement. The Merger was approved on behalf of all stockholders of the Company, and no further vote of Company stockholders will be required.
Refer to the audited consolidated financial statements as of December 31, 2023 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2024, specifically Note 20, “Subsequent Events,” for more detailed information on the Merger.
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
These unaudited condensed consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments including those of a normal recurring nature necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2023 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2024.

Out-of-Period Adjustments
The unaudited condensed consolidated financial statements for the three months ended March 31, 2024 include an adjustment of $4.0 million to increase selling, general and administrative expense and other current liabilities to correct for an error identified by management during the preparation of the unaudited condensed consolidated financial statements. The Company identified that the fair value of the contingent consideration related to the acquisition of Employment Background Investigations, Inc. (“EBI”) was understated by $4.0 million as of December 31, 2023. This out-of-period adjustment represents a correction of an understatement of expenses and an overstatement of net income of $2.0 million in each of the years ended December 31, 2023 and 2022 and an understatement of the related liabilities of $4.0 million and $2.0 million as of December 31, 2023 and 2022, respectively. In addition, the unaudited condensed consolidated financial statements for the three months ended March 31, 2024 include an adjustment of $0.7 million to increase the income tax benefit to correct for an error identified by management. This out-of-period adjustment represents a correction of an overstatement of the income tax provision for the year ended December 31, 2023.The Company evaluated the impact of these errors and out-of-period adjustments and concluded they are not material to any previously issued interim or annual consolidated financial statements and the adjustments are not expected to be material to the consolidated financial statements for the year ending December 31, 2024.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that can affect the reported amount of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Significant estimates include the impairment of long-lived assets, goodwill impairment, derivative instruments and hedging activities, and the determination of the fair value of acquired assets and liabilities. The Company believes that the estimates used in the preparation of these unaudited condensed consolidated financial statements are reasonable; however, actual results could differ materially from these estimates.
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
Cash and Cash Equivalents
Cash and cash equivalents of $67.0 million and $54.2 million as of March 31, 2024 and December 31, 2023, respectively, include money market instruments with maturities of three months or less. The Company maintained cash outside the U.S. as of March 31, 2024 of $23.4 million with the largest deposits being held in Australia and India, with balances of $6.7 million and $4.0 million, respectively. Cash outside the U.S. was $19.3 million as of December 31, 2023, with the largest deposits being held in Australia and India, with balances of $6.2 million and $3.2 million, respectively.
Foreign Currency
Assets and liabilities of operations having non-USD functional currencies are translated at period-end exchange rates, and income statement accounts are translated at weighted average exchange rates for the period. Gains or losses resulting from translating foreign currency financial statements, net of any related tax effects, are reflected in accumulated other comprehensive income or loss (“OCI”), a separate component of stockholders’ equity on the unaudited condensed consolidated balance sheets. Gains or losses resulting from foreign currency transactions incurred in currencies other than the local functional currency are included in other income in the unaudited condensed consolidated statements of operations and comprehensive loss. The cumulative translation adjustment resulted in losses of $5.1 million and $2.9 million as of March 31, 2024 and December 31, 2023, respectively.

Accounts Receivable and Allowance for Credit Losses
Accounts receivable balances consist of trade receivables that are recorded at the invoiced amount, net of allowances for expected credit losses and for potential sales credits and reserves. Sales credits and reserves were $0.7 million and $1.2 million as of March 31, 2024 and December 31, 2023, respectively.
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
Allowances for expected credit losses were $2.9 million and $2.8 million as of March 31, 2024 and December 31, 2023, respectively. The following table summarizes changes in the allowance for expected credit losses for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance as of beginning of period	$2,816	$2,304
Additions	204	244
Write-offs, net of recoveries	(82)	(78)
Foreign currency translation adjustment	(5)	3
Balance as of end of period	$2,933	$2,473
Corporate Technology and Production Systems
Corporate technology and production systems includes costs related to maintaining the Company’s corporate information technology infrastructure and non-capitalizable costs to develop and maintain its production systems.
The following table sets forth expenses included in each category of corporate technology and production systems for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Corporate information technology	$4,826	$5,267
Development of platform and product initiatives	5,560	4,414
Production support and maintenance	2,828	2,271
Total production systems	8,388	6,685
Total corporate technology and production systems	$13,214	$11,952
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

Included within corporate technology and production systems are non-capitalizable production system and corporate information technology expenses related to Project Ignite, a three-phase strategic investment initiative. Phase one of Project Ignite modernized client and candidate experiences and is complete. Phase two of Project Ignite focused on decommissioning the Company’s on-premises data centers and migrating the Company’s production systems and corporate information technological infrastructure to a managed service provider in the cloud. During the first half of 2021, the Company completed phase two initiatives related to the migration of its production and fulfillment systems to the cloud, and as a result, approximately 98% of revenue is processed through platforms hosted in the cloud. The Company incurred expenses related to phase two to complete the decommissioning of on-premises data centers for internal corporate technology infrastructure and migration to the cloud which was completed as of September 30, 2022. Phase three of Project Ignite was decommissioning of the platforms purchased over the prior ten years and the migration of the clients to one global platform. This third and final phase, which was completed in the first quarter of 2023, unified clients onto a single global platform. The Company’s core platform now processes approximately 77% of its global revenue.
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
4.    Acquisitions
Vault Acquisition
On January 2, 2024, the Company acquired the equity interests of Vault Workforce Screening (“Vault”), a U.S. clinic management platform, bringing a network of 17,000 clinics and a flexible service model to enhance our existing drug and health services. The purchase price for the Vault acquisition totaled approximately $76.1 million, was funded with $65.0 million of proceeds from the Revolving Credit Facility and available cash on hand and includes initial contingent consideration of $2.8 million recorded at fair value.
The Company incurred approximately $0.1 million of transaction expenses related to the Vault acquisition during the three months ended March 31, 2024.

The preliminary allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed as of the applicable acquisition date. The following table summarizes the consideration paid and the amounts recognized for the assets acquired and liabilities assumed (in thousands):

Consideration
Cash	$2,907
Accounts receivable	8,514
Other current assets	583
Property and equipment	38
Intangible assets	44,500
Total assets acquired	$56,542
Accounts payable and accrued expenses	4,609
Total liabilities assumed	$4,609
Total identifiable net assets	51,933
Goodwill	24,203
Total consideration	$76,136
Goodwill recognized is primarily attributable to assembled workforce and expected synergies and is tax deductible in future years. Intangible assets acquired consist largely of customer lists in the amount of $39.0 million to be amortized over 12 years. The remaining intangible assets include trade names and developed technology, which will be amortized over two years and seven years, respectively.
As the acquisition of Vault occurred on January 2, 2024, Vault’s results have been fully consolidated in our unaudited condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2024. Our revenues for the three months ended March 31, 2024 include $13.3 million of revenues attributable to Vault. The following unaudited pro forma results for the three months ended March 31, 2023 show the effect on the Company’s revenues as if the acquisition of Vault had occurred on January 1, 2023. The pro forma results presented are the result of combining the revenues of the Company with the revenues of Vault for the three months ended March 31, 2023:

(in thousands)	Three Months Ended March 31, 2023
Revenues	$195,638
Pro forma net operating results are not presented as they were determined to not be material to the total net operating results of the Company. The Company did not have any material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue. The pro forma information is presented for illustrative purposes only and may not be indicative of the future results or results of operations that would have actually occurred had the acquisition of Vault occurred as presented. Further, the above pro forma amounts do not consider any potential synergies that may result from the transaction. In addition, future results may vary significantly from the results reflected in such pro forma information.
Socrates and A-Check Acquisitions
On January 4, 2023, the Company acquired all of the outstanding shares of Socrates Limited and its affiliates (“Socrates”), a screening company in Latin America, pursuant to a share purchase agreement. The Socrates acquisition expands the Company’s global presence into Latin America to serve the rapidly growing regional hiring needs of both multi-national and local clients. On March 1, 2023, the Company acquired all of the outstanding shares of A-Check Global (“A-Check”), a U.S.-based employment screening organization, pursuant to a share purchase agreement. The A-Check acquisition provides the Company access to a high quality, enterprise-focused customer base diversified across verticals including healthcare and telecom. The aggregate adjusted purchase price for the acquisitions totaled approximately $66.2 million, of which $49.5 million was funded with available cash on hand and is subject to certain closing adjustments specified in the share purchase agreements and includes initial contingent consideration related to the A-Check acquisition of $4.7 million recorded at fair value. The contingent consideration was determined based on actual future results. The initial fair value of the contingent consideration consisted of $2.6 million for an earn-out payable one year after the acquisition based upon revenue retention and a $2.1 million payable throughout the second and third year following the acquisition based on revenue retention and referral revenue. The Company recorded an allocation of the purchase price to assets acquired and liabilities assumed based on their estimated fair values as of their respective purchase dates. Additionally, in connection with the Socrates acquisition, $5.0 million is payable to certain senior employees two years after the acquisition date , based on certain retention requirements.
The Company incurred approximately $0.2 million and $2.7 million of transaction expenses related to these acquisitions during the three months ended March 31, 2024 and March 31, 2023, respectively.
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
The acquisitions are not material to the Company's financial position as of March 31, 2024 or results of operations for the three months ended March 31, 2024, and therefore, pro forma operating results and other disclosures for the acquisitions are not presented.
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
During the three months ended March 31, 2024, the Company recorded a $4.0 million out-of-period increase in the fair value of the contingent consideration, in accordance with the purchase agreement with EBI. Refer to “Note 2. Summary of Significant Accounting Policies” for further information regarding this out-of-period adjustment.

5.    Property and Equipment, Net

(in thousands)	March 31, 2024	December 31, 2023
Furniture and fixtures	$1,211	$1,317
Computers and equipment	39,876	39,251
Leasehold improvements	1,879	2,067
	42,966	42,635
Less: Accumulated depreciation	(35,637)	(34,940)
Total property and equipment, net	$7,329	$7,695
Depreciation expense on property and equipment was $0.9 million and $1.0 million during the three months ended March 31, 2024 and 2023, respectively. Write down of abandoned property and equipment no longer in use was $0.2 million and less than $0.1 million during the three months ended March 31, 2024 and 2023, respectively.
6.    Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the periods presented were as follows:

(in thousands)
Goodwill as of December 31, 2023	$879,408
Acquisition of Vault	24,203
Foreign currency translation adjustment	(749)
Goodwill as of March 31, 2024	$902,862
Intangible Assets
Intangible assets, net consisted of the following for the periods presented:

	March 31, 2024			December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer lists	$571,582	$(383,343)	$188,239	$533,204	$(375,107)	$158,097
Trademarks	79,205	(45,188)	34,017	77,860	(43,815)	34,045
Non-compete agreements	3,971	(2,939)	1,032	3,979	(2,869)	1,110
Technology	274,883	(238,207)	36,676	266,194	(233,996)	32,198
Domain names	10,118	(5,524)	4,594	10,118	(5,356)	4,762
	$939,759	$(675,201)	$264,558	$891,355	$(661,143)	$230,212
Included within technology is $31.0 million and $30.2 million of internal-use software, net of accumulated amortization, as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, $7.1 million of technology assets have not yet been put in service.
The Company capitalized $4.9 million of costs to develop internal-use software included in technology during the three months ended March 31, 2024 (consisting of internal costs of $3.9 million and external costs of $1.0 million). The Company capitalized $4.1 million of costs to develop internal-use software included in technology during the three months ended March 31, 2023 (consisting of internal costs of $3.4 million and external costs of $0.7 million).
For the three months ended March 31, 2024, the Company recorded no write-down of capitalized software. For the three months ended March 31, 2023, the Company recorded a write-down related to the impairment of capitalized software in the amount of $0.1 million.
Amortization expense was $14.9 million and $14.1 million for the three months ended March 31, 2024 and 2023, respectively.

Except for the customer lists, which are amortized utilizing an accelerated method, all other intangible assets are amortized on a straight-line basis, which approximates the pattern in which economic benefits are consumed. Estimated amortization expense as of March 31, 2024 is as follows for each of the next five years:

(in thousands)
Year Ending December 31,
Remainder of fiscal year 2024	$44,563
2025	50,671
2026	42,044
2027	31,520
2028	25,842
Thereafter	69,918
$264,558
7.    Accrued Expenses
Accrued expenses on the unaudited condensed consolidated balance sheets as of the periods presented consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Accrued compensation	$16,499	$20,495
Accrued cost of revenues	30,155	25,548
Accrued interest	1,238	321
Other accrued expenses	25,713	17,623
Total accrued expenses	$73,605	$63,987
8.    Leases
The Company leases real estate and equipment for use in its operations. The Company has 17 operating leases with remaining lease terms ranging from 1 to 58 months as of March 31, 2024.
The components of lease expense for the periods presented are as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Components of total lease costs
Operating lease expense	$761	$1,379
Sublease income	(388)	(222)
Total net lease costs	$373	$1,157

Information related to the Company’s right-of-use assets and lease liabilities for the periods presented is as follows:

(dollars in thousands)	March 31, 2024	December 31, 2023
Operating leases
Operating leases right-of-use asset	$5,872	$6,452

Operating leases liability, current portion	$3,879	$4,219
Long-term operating leases liability, net of current portion	6,606	7,278
Total operating leases liability	$10,485	$11,497

Weighted average remaining lease term in years - operating leases	3.6	3.7
Weighted average discount rate - operating leases	4.89%	4.92%
Total remaining lease payments under the Company’s operating leases (excluding short term leases) for the periods presented are as follows:

(in thousands)	March 31, 2024
Remainder of fiscal year 2024	$3,687
2025	2,380
2026	2,117
2027	2,149
2028	1,028
Thereafter	85
Total future minimum lease payments	$11,446
Less: imputed interest	(961)
Total	$10,485
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
The table below sets forth the Company’s long-term debt as presented in the unaudited condensed consolidated balance sheets for the periods presented:

(in thousands)	March 31, 2024	December 31, 2023
Current portion of long-term debt
Term Loans	$15,000	$15,000
Total current portion of long-term debt	$15,000	$15,000
Long-term debt
Term Loans, due November 29, 2027 (7.68% and 7.71% at March 31, 2024 and December 31, 2023, respectively)	273,750	277,500
Revolving Credit Facility	270,494	205,494
Unamortized discount and debt issuance costs	(3,002)	(3,206)
Total long-term debt, net	$541,242	$479,788

The estimated fair value of the Company’s 2022 Credit Agreement was $548.8 million and $484.1 million as of March 31, 2024 and December 31, 2023, respectively. These fair values were determined based on quoted prices in markets with similar instruments that are less active (Level 2 inputs as defined below) as an observable price of the 2022 Credit Agreement or similar liabilities is not readily available.
The Company was in compliance with all financial covenants under its 2022 Credit Agreement as of March 31, 2024.
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
The Company considers the recorded value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses to approximate the fair value of the respective assets and liabilities as of March 31, 2024 and December 31, 2023 based upon the short-term nature of such assets and liabilities (Level 1). See Note 9, “Debt” for discussion of the fair value of the Company’s debt.
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
Contingent consideration related to acquisitions is considered a Level 3 financial instrument. As of March 31, 2024, the fair value of contingent consideration related to the January 2, 2024 acquisition of Vault, the March 1, 2023 acquisition of A-Check and the November 30, 2021 acquisition of EBI. As of December 31, 2023, the fair value of contingent consideration related to the March 1, 2023 acquisition of A-Check and the November 30, 2021 acquisition of EBI. The contingent consideration consists of estimated future payments related to the Company’s acquisitions, based on metrics such as revenue retention and referral revenue. The fair value is determined using various assumptions and estimates, including revenue and customer projections to forecast a range of outcomes for the contingent consideration. The Company reassesses the estimated fair value of the contingent consideration at the end of each reporting period based on the information available at the time. Changes in the significant unobservable inputs used may result in a significantly higher or lower fair value measurement. Changes in fair value of contingent consideration are recorded in selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy as of the periods presented:

	March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents from money market funds	$13,600	$—	$—	$13,600
Interest rate swaps	$—	$1,952	$—	$1,952
Liabilities
Interest rate swaps	—	2,061	—	2,061
Contingent consideration	—	—	9,739	9,739

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents from money market funds	11,593	—	—	11,593
Interest rate swaps	—	1,187	—	1,187
Liabilities
Interest rate swaps	—	5,357	—	5,357
Contingent consideration	$—	$—	$2,989	$2,989
The following table summarizes the change in fair value of the Level 3 liabilities with significant unobservable inputs for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Fair value of contingent consideration, beginning of period	$2,989	$1,219
Acquired liabilities	2,750	4,706
Cash payments	—	—
Change in fair value of contingent consideration, net(1)	4,000	(305)
Fair value of contingent consideration, end of period(2)	$9,739	$5,620
_________________________
(1)During the three months ended March 31, 2024, the Company recorded a $4.0 million increase in the fair value of the contingent consideration, in accordance with the purchase agreement with EBI. Refer to Note 2. Summary of Significant Accounting Policies” for further information regarding this out-of-period adjustment.
(2)Recorded in Other current liabilities on the condensed consolidated balance sheets.
During the three months ended March 31, 2024 and 2023, the Company did not re-measure any financial assets or liabilities at fair value on a nonrecurring basis. There were no transfers between levels during the periods presented.

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
As of March 31, 2024, the Company had the following outstanding interest rate swap derivatives that were used to hedge its interest rate risks:

Product	Number of Instruments	Effective Date	Maturity Date	Current Notional(1)
Interest Rate Swap	4	February 28, 2023	November 29, 2027	$300.0 million USD
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
All financial derivative instruments are carried at their fair value on the balance sheet. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of the dates presented:

	Asset Derivatives
	March 31, 2024		December 31, 2023
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other current assets	$1,952	Other current assets	$1,187

	Liability Derivatives
	March 31, 2024		December 31, 2023
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$2,061	Other liabilities	$5,357
The tables below present the effect of cash flow hedge accounting on accumulated OCI for the periods presented:

	Three Months Ended March 31,			Three Months Ended March 31,
(in thousands)	2024	2023		2024	2023
Derivatives designated as hedging instruments:	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
Interest rate swaps	$4,879	$(6,877)	Interest expense	$818	$97

The table below presents the effect of the Company’s cash flow hedge accounting on the unaudited condensed consolidated statements of operations and comprehensive loss for the periods presented:

	Three Months Ended March 31,
	2024	2023
(in thousands)	Interest Expense
Total amounts of income and expense line items in which the effects of cash flow hedges are recorded	$10,312	$8,608
Gain or (loss) on cash flow hedging relationships
Interest rate swaps:
Amount of gain or (loss) reclassified from accumulated OCI into income	$818	$97
Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Based on current interest rates, during the next twelve months, the Company estimates that an additional $2.0 million net gain will be reclassified from accumulated OCI as a decrease to interest expense. No gain or loss was reclassified from accumulated OCI into earnings as a result of forecasted transactions that failed to occur during the periods presented.

12.    Income Taxes
The computation of the provision for or benefit from income taxes for interim periods is determined by applying the estimated annual effective tax rate to year-to-date income before tax and adjusting for discrete tax items recorded in the period, if any.
The Company recorded a tax benefit of $9.0 million for the three months ended March 31, 2024 and a tax expense of $1.1 million for the three months ended March 31, 2023, which resulted in an effective tax rate of 53.1% and 65.1%, respectively. For the three months ended March 31, 2024 and 2023, the effective rate differs from the statutory rate mainly due to a jurisdictional mix of earnings and permanent items including the impact of stock-based compensation.
13.    Commitments and Contingencies
Merger Related
In connection with entering into the Merger Agreement, on February 28, 2024, the Company entered into a support agreement (the “Support Agreement”), by and among the Company, First Advantage and the Specified Stockholders. The Support Agreement will automatically terminate if the Merger Agreement is terminated in accordance with its terms. In connection with the Support Agreement and acting as a financial advisor to the Company, Goldman Sachs will receive a fee of up to $30.0 million for such services provided in connection with the Merger, of which $20.0 million is payable upon the completion of the Merger and an additional $10.0 million of which is payable at the sole discretion of the Company in connection with the completion of the Merger.
Citigroup Global Markets Inc. also acted as financial advisor to the Company in connection with the Merger and will receive a fee of up to $20.0 million for such services, of which $5.0 million is payable in connection with delivery of the fairness opinion and $5.0 million of which is payable upon completion of the Merger, and an additional $10.0 million that is payable at the sole discretion of the Company upon completion of the Merger. The $5.0 million in connection with the delivery of the fairness opinion has been recorded during the three months ended March 31, 2024.The fairness opinion was delivered during the three months ended March 31, 2024 and the associated $5.0 million fee is recorded in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024.
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
As of March 31, 2024, the Company had a legal settlement obligation of $5.2 million and an offsetting insurance receivable of $2.9 million for the settlement of legal matters. As of December 31, 2023, the Company had a legal settlement obligation of $5.3 million and an offsetting insurance receivable of $2.9 million for the settlement of legal matters.
Net legal settlement expense recorded in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023 totaled $0.2 million and $0.1 million, respectively.
14.    Equity
Under the Company’s Amended and Restated Certificate of Incorporation, a total of 1,100,000,000 shares of all classes of stock are authorized, divided as follows:
(i)1,000,000,000 shares of common stock, par value $0.01 per share (“common stock”); and
(ii)100,000,000 shares of undesignated preferred stock, par value $0.01 per share (“preferred stock”).
Each share of common stock is entitled to one vote on all matters on which holders of common stock are entitled to vote generally. Holders of common stock are entitled to be paid ratably any dividends as may be declared by the Board of Directors (in its sole discretion), subject to any preferential dividend rights of outstanding preferred stock (if any). No dividends have been declared or paid on the Company’s common stock through March 31, 2024.
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
On November 23, 2022, the Company’s board of directors authorized the repurchase of up to $100.0 million of the Company’s shares of common stock through December 31, 2024. The share repurchase program is being executed on a discretionary basis through open market repurchases, private transactions, or other transactions, including through block trades and Rule 10b-18 and Rule 10b5-1 trading plans. The Company is not obligated to repurchase any specific number of shares, and the timing and amount of any share repurchases will be subject to several factors including share price, trading volume, market conditions and capital allocation priorities. The share repurchase program may be suspended, terminated or modified without notice at any time. For the three months ended March 31, 2024, the Company repurchased 494,157 shares of its common stock for $6.8 million, inclusive of commissions and taxes.
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
15.    Stock-Based Compensation
Stock-based compensation expense is recognized in cost of revenues, corporate technology and production systems, and selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Stock-based compensation expense
Cost of revenues	$359	$428
Corporate technology and production systems	819	612
Selling, general and administrative	8,164	7,003
Total stock-based compensation expense	$9,342	$8,043
Prior to the IPO, all share-based awards were issued to employees under the Company’s 2015 Long-Term Equity Incentive Plan (the “2015 Plan”). Upon the adoption of the Sterling Check Corp. 2021 Omnibus Incentive Plan (the “2021 Equity Plan”) on August 4, 2021 and as of September 22, 2021, all newly granted share-based awards have been issued under the 2021 Equity Plan.
As of March 31, 2024, the Company had approximately $93.3 million of unrecognized pre-tax non-cash stock-based compensation expense related to awards granted under the 2021 Equity Plan, consisting of approximately $18.8 million related to non-qualified stock options (“NQSOs”), $73.6 million related to restricted stock, and approximately $0.9 million related to restricted stock units (“RSUs”), all of which the Company expects to recognize over a weighted average period of 2.3 years.
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
The table below provides a summary of SVOs and PSOs currently outstanding under the 2015 Plan for the three months ended March 31, 2024:

	Outstanding SVOs				Outstanding PSOs
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
(in thousands, except shares and per share amounts)
Balances as of December 31, 2023	5,635,742	$9.60	3.68	$24,349	3,036,930	$10.05	2.14	$11,732
Granted	—	—			—	—
Forfeited / Expired	(17,970)	9.68		112	—	—
Exercised	(1,555,977)	9.63		8,503	(1,841,326)	10.30		10,482
Balances as of March 31, 2024(1)	4,061,795	$9.59	4.33	$26,373	1,195,604	$9.68	4.85	$7,648
_________________________
(1)    All SVOs and PSOs are exercisable as of March 31, 2024.

2021 Omnibus Incentive Plan
On August 4, 2021, the Company’s board of directors adopted, and on August 13, 2021 the Company’s stockholders approved, the 2021 Equity Plan. Equity awards under the 2021 Equity Plan are intended to retain and motivate the Company’s officers and employees, consultants and non-employee directors and to promote the success of the Company’s business by providing such participating individuals with a proprietary interest in the performance of the Company. The 2021 Equity Plan will terminate on the tenth anniversary thereof, unless earlier terminated by the board of directors. Under the 2021 Equity Plan, the following types of awards can be granted to an eligible individual (as defined by the plan and to the extent permitted by applicable law): incentive stock options (“ISOs”) and NQSOs; stock appreciation rights (“SARs”); restricted stock; RSUs; performance awards; cash-based awards and other share-based awards. Upon its adoption, the 2021 Equity Plan provided that up to 9,433,000 shares may be issued pursuant to awards granted under the 2021 Equity Plan (the “Share Limit”); provided, that, the Share Limit shall be automatically increased on the first day of each calendar year commencing on January 1, 2022 and ending on January 1, 2030 in an amount equal to the lesser of (x) 5% of the total number of shares outstanding on the last day of the immediately preceding calendar year, and (y) such number of shares as determined by the board of directors, and no more than 9,433,000 shares may be issued upon the exercise of ISOs. As of March 31, 2024, 12,154,861 shares were available for issuance pursuant to future granted awards under the 2021 Equity Plan.
Stock Options
Options issued under the 2021 Equity Plan generally vest on various schedules over one to four-year periods on the anniversary of the grant date, subject to continued employment with the Company through the applicable vesting date. Options issued under the 2021 Equity Plan generally expire ten years after the grant date.
The table below provides a summary of stock option activity under the 2021 Equity Plan for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	4,558,199	$21.14	8.06	$904
Granted	—	—
Forfeited / Expired	(11,724)	23.00
Exercised	—	—
Outstanding as of March 31, 2024	4,546,475	$21.09	7.79	$2,629
Exercisable as of March 31, 2024	1,974,043	$22.01	7.63	$593
Of the $53.6 million of proceeds from the exercise of employee stock options less $19.2 million of cash paid for tax withholding on those exercises included on the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2024, $0.5 million relates to options exercised prior to, but settled during the three months ended March 31, 2024. As of December 31, 2023, these options were unsettled, but exercised, and were included in the additional paid-in capital balance as of December 31, 2023.
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

The table below provides a summary of restricted stock activity under the 2021 Equity Plan for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Fair Value (per share)
Unvested as of December 31, 2023	3,796,203	$16.40
Granted	1,958,874	15.92
Forfeited / Cancelled	(74,354)	17.45
Vested	(591,611)	10.92
Unvested as of March 31, 2024	5,089,112	$16.39
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
The table below provides a summary of RSU activity under the 2021 Equity Plan for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Fair Value (per share)
Unvested as of December 31, 2023	120,555	$15.82
Granted	6,347	15.92
Forfeited / Cancelled	(18,925)	13.30
Vested	(5,268)	9.82
Unvested as of March 31, 2024	102,709	$16.33
Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan (the “ESPP”) was launched on July 1, 2023. The ESPP allowed eligible employees to voluntarily make after-tax contributions of up to 15% of such employee’s cash compensation for the purchase of the Company’s stock. Consecutive offering periods of six months in duration were established, with the first one commencing on July 1, 2023. During each offering period, such contributions accumulated and applied to purchase shares at the end of the offering period. The purchase price for shares purchased in the initial offering period were, and for subsequent offering periods were not be less than, 85% of the lesser of the closing price of the shares on the first day of the offering period or the last day of the offering period. During the three months ended March 31, 2024, the amount the Company recorded for stock-based compensation expense associated with the ESPP was immaterial. The ESPP was suspended on February 29, 2024 as part of the Merger discussed in Note 1, “Description of Business.”

16.    Net (Loss) Income Per Share
The following table sets forth the computation of basic and diluted net (loss) income per share attributable to common stockholders for the periods presented:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2024	2023
Numerator:
Net (loss) income attributable to stockholders	$(7,955)	$591
Denominator:
Weighted average number of shares outstanding—basic	90,274,094	92,877,506
Weighted average additional shares assuming conversion of potential common shares	—	2,472,836
Weighted average common shares outstanding—diluted	90,274,094	95,350,342
Net (loss) income per share attributable to stockholders, basic	$(0.09)	$0.01
Net (loss) income per share attributable to stockholders, diluted	$(0.09)	$0.01
The following table summarizes the weighted average potentially dilutive securities that were excluded from the computation of diluted net (loss) income per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2024	2023
Stock options	12,106,717	12,136,464
Restricted stock	3,950,029	5,160,978
Restricted stock units	114,348	59,895
17.    Related Party Transactions
Goldman Sachs and some of its affiliates, each an affiliate of our Sponsor, are clients of the Company and the Company had sales to Goldman Sachs and some of its affiliates in the amount of $1.1 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively. Outstanding accounts receivable from Goldman Sachs as of March 31, 2024 and December 31, 2023 were $0.9 million and $0.7 million, respectively. Additionally, the Company is currently a party to a $75.0 million notional value interest rate swap through November 29, 2027 with J. Aron & Company LLC, a wholly-owned subsidiary of Goldman Sachs. Outstanding accounts receivable from swap with J. Aaron & Company LLC were less than $0.1 million as of March 31, 2024 and December 31, 2023.
In connection with entering into the Merger Agreement, on February 28, 2024, the Company entered into a Support Agreement by and among the Company, First Advantage and the Specified Stockholders. In connection with the Support Agreement and acting as a financial advisor to the Company, Goldman Sachs will receive a fee of up to $30.0 million for such services provided in connection with the Merger payable upon completion of the Merger. Refer to “Note 13. Commitments and Contingencies” for further information regarding these fees.
An affiliate of certain stockholders that, to the Company’s knowledge, collectively own greater than 10% of the Company’s outstanding shares of common stock (the “Stockholders”) is a client of the Company, and the Company had sales to an affiliate of the Stockholders in the amount of less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively. Outstanding accounts receivable from an affiliate of the Stockholders were less than $0.1 million as of March 31, 2024 and December 31, 2023.
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
Disaggregation of Revenues
The following tables set forth total revenue by type of service for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Screening services	$183,019	$176,871
Other services	2,980	2,403
Total revenue	$185,999	$179,274
The following table sets forth total revenue by geographic area in which the revenues and invoicing are recorded for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
United States	$159,827	$149,742
All other countries	26,172	29,532
Total revenue	$185,999	$179,274
Other than the U.S., no single country accounted for more than 10% of the Company’s total revenues during the three months ended March 31, 2024 and 2023. Substantially all of the Company’s long-lived assets were located in the U.S. as of March 31, 2024 and December 31, 2023.
Contract Assets and Liabilities
The incremental costs of obtaining a contract with a customer are recognized as an asset if the benefit of such costs is expected to be longer than one year, with a majority of contracts being multi-year. Incremental costs include commissions to the sales force and are amortized over three years, as management estimates that this corresponds to the period over which a customer benefits from the contract. As of March 31, 2024 and December 31, 2023, $3.4 million of deferred commissions are included in other current assets on the unaudited condensed consolidated balance sheets and approximately $2.6 million and $2.7 million, respectively, of deferred commissions are included in other noncurrent assets, net on the unaudited condensed consolidated balance sheets.
The Company did not have any material contract liabilities as of March 31, 2024 and December 31, 2023.
Concentrations
For the three months ended March 31, 2024 and 2023, no single customer accounted for more than 10% of the Company’s revenue. No single customer had an accounts receivable balance greater than 10% of total accounts receivable as of March 31, 2024 and December 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes for the three months ended March 31, 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by the forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2024 (“2023 Annual Report”) and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.
Basis of Presentation
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “Sterling,” “we,” “us,” “our,” the “Company,” and similar references refer to Sterling Check Corp.
Numerical figures included in this Quarterly Report on Form 10-Q have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them. In addition, we may round certain percentages presented in this Quarterly Report on Form 10-Q to the nearest whole number. As a result, figures expressed as percentages in the text may not total 100% or, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.
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
We offer an extensive suite of global products addressing a wide range of complex client needs, and we see compelling opportunities to continue extending our operating presence in other geographies. We believe we have a unique ability to translate client needs into superior local market solutions through a combination of portfolio depth and breadth, local know-how and language capabilities. Additionally, we view a targeted, disciplined approach to strategic mergers and acquisitions (“M&A”) as highly complementary to our other key growth objectives, compounding and/or accelerating related opportunities. Through our investments in technology, we have established a unified platform, allowing us to quickly integrate targets and drive synergies. Our core platform processes approximately 77% of our global revenue. We expect the revenue processed on our core platform to increase in 2024. We expect Sterling’s proven track record of M&A—with 14 acquisitions over the last 13 years—to continue to support and elevate the various layers of our future growth profile.
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
Merger with First Advantage
On February 28, 2024, we entered into a Merger Agreement with First Advantage and Merger Sub. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into Sterling, with Sterling continuing as the surviving corporation in the Merger and becoming an indirect wholly-owned subsidiary of First Advantage. Upon the effective time of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive, at the election of the holder of such share of common stock, and subject to proration in accordance with the Merger Agreement: (i) $16.73 per share in cash, without interest (the “Cash Consideration”), or (ii) 0.979 shares of common stock, par value $0.001 per share, of First Advantage (the “Stock Consideration”). The election will be subject to a proration mechanism, such that the total number of shares of our common stock entitled to receive the Cash Consideration will be equal to 72%, and the total number of shares of our common stock entitled to receive the Stock Consideration will be equal to 28%, of the aggregate number of shares of our common stock issued and outstanding immediately prior to the consummation of the Merger. Following the consummation of the Merger, our stockholders are expected to own approximately 16% of the combined company, and current First Advantage stockholders are expected to own approximately 84% of the combined company. The transaction has been unanimously approved by the boards of directors of both companies and is expected to close in approximately the third quarter of 2024, with the closing and timing thereof subject to required regulatory approvals, clearances, and other customary closing conditions. See Part I, Item 1. “Business—Sterling Overview” in the 2023 Annual Report on Form 10-K for additional information.
M&A Activity
On January 2, 2024, the Company acquired the equity interests of Vault Workforce Screening (“Vault”), a U.S. clinic management platform, bringing a network of 17,000 clinics and a flexible service model to enhance our existing drug and health services. The aggregate purchase price for the Vault acquisition totaled approximately $76.1 million, was funded with $65.0 million of proceeds from the Revolving Credit Facility and available cash on hand and includes initial contingent consideration of $2.8 million recorded at fair value.

Trends and Other Factors Affecting Our Performance
Macroeconomic and Job Environment
Our business is impacted by the overall economic environment and our clients’ hiring volumes. In the latter half of the third quarter of 2022, base growth began to moderate due to macroeconomic uncertainty related to factors including inflation, monetary policy and fiscal policy. This moderation has continued throughout 2023 and the first quarter of 2024 during which we experienced year-over-year declines in base business with our existing clients that offset positive trends in other revenue drivers, including growth from new clients, up-sell and cross-sell and retention. The ongoing macroeconomic factors have caused uncertainty among our clients and general populace of a future economic downturn or recession. Given the uncertain conditions, it is challenging to predict the hiring and turnover trends of our clients.
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
Components of Our Results of Operations
The following discussion summarizes the key components of our unaudited condensed consolidated statements of operations and comprehensive loss. We have one operating and reportable segment.
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

Our revenue drivers are acquiring new clients measured by new client growth, growing our existing client base through retaining existing clients measured by gross retention rate, and growing our existing client relationships through upselling, cross-selling, and organic and inorganic growth in our client’s operations that lead to an increase in hiring measured by base business growth with existing clients. The aforementioned metrics are calculated as discussed in the following paragraph.
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
•Drug and Health Screening - Comprehensive, accurate and fast drug and health screening services through a network of approximately 20,000 collection sites supporting the Substance Abuse and Mental Health Services Administration in the U.S.
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
Operating Expenses
Our cost structure is flexible and provides us with operational leverage to be able to effectively adapt to changing client needs and broader economic events. Additionally, in 2023, we implemented strategic structural changes in our business to improve operating leverage and accelerate modernizing our technological infrastructure including increasing the use of robotics process automation and leveraging artificial intelligence. These changes have allowed us to optimize processes, reduce manual touch points and improve productivity of our internal teams and experience of our customers. We moved to a virtual-first strategy in 2020 and began to close or reduce the size of other offices globally and reduce our data center footprint as we executed moving our revenue to the cloud and streamlined our sales and operations organization for greater operational efficiency. Due to the success to date of the virtual-first strategy, we continued our real estate consolidation efforts to exit or reduce the size of remaining offices during 2023. In the second quarter of 2023, we closed our former principal executive office and headquarters in New York and moved our headquarters to an existing administrative office in Ohio and closed or reduced the size of additional offices. As of March 31, 2024, we have closed or reduced the size of 24 offices globally since we launched our virtual first strategy.
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
Included within Corporate technology and production systems are non-capitalizable production system and corporate information technology expenses related to Project Ignite, a three-phase strategic investment initiative. Phase one of Project Ignite modernized client and candidate experiences and is complete. Phase two of Project Ignite, which was completed in 2022, focused on decommissioning our on-premises data centers and migrating our production systems and corporate information technological infrastructure to a managed service provider in the cloud and resulted in approximately 98% of our revenue being processed through platforms hosted in the cloud and allows us to consistently maintain 99.9% platform availability while being prepared to scale into the future. Phase three of Project Ignite was decommissioning of platforms purchased over the prior ten years and the migration of the clients to one global platform. This third and final phase, which was completed in the first quarter of 2023, unified our clients onto a single global platform. Our core platform now processes approximately 77% of our global revenue. We expect to increase the revenue processed on our core platform as a percent of global revenue in 2024.

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
In addition, non-cash stock-based compensation expense associated with special one-time bonus grants in connection with the IPO of options and restricted stock under our Sterling Check Corp. 2021 Omnibus Incentive Plan (discussed in Note 15, “Stock-based Compensation” to our audited consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of our 2023 Annual Report) began in the third quarter of 2021 and will continue over the following four years. Over the long term, we expect our SG&A expenses to decrease as a percentage of our revenue as we leverage our past investments.
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
Income Tax Provision or Benefit
Income tax provision or benefit consists of domestic and foreign corporate income taxes related to earnings from our sale of services, with statutory tax rates that differ by jurisdiction. Income earned by our international entities could grow over time as a percentage of total income, which may impact our effective income tax rate. However, our effective tax rate will be affected by many other factors including changes in tax laws, regulations or rates, new interpretations of existing laws or regulations, shifts in the allocation of income earned throughout the world and changes in overall levels of income before tax. The computation of the provision for or benefit from income taxes for interim periods is determined by applying the estimated annual effective tax rate to year-to-date income or loss before tax and adjusting for discrete tax items recorded in the period, if any.
Results of Operations
Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023
The following table sets forth certain historical consolidated and comparative financial information for the periods presented:

	Three Months Ended March 31,		Increase/ (Decrease)
(dollars in thousands, except per share amounts)	2024	2023	$	%
Revenues	$185,999	$179,274	$6,725	3.8%
Cost of revenues (exclusive of depreciation and amortization below)	104,041	94,754	9,287	9.8%
Corporate technology and production systems	13,214	11,952	1,262	10.6%
Selling, general and administrative	59,890	47,451	12,439	26.2%
Depreciation and amortization	15,770	15,122	648	4.3%
Impairments and disposals of long-lived assets	168	106	62	58.5%
Total operating expenses	193,083	169,385	23,698	14.0%
Operating (loss) income	(7,084)	9,889	(16,973)	(171.6)%
Interest expense, net	10,312	8,608	1,704	19.8%
Other income	(423)	(412)	11	2.7%
Total other expense, net	9,889	8,196	1,693	20.7%
(Loss) income before income taxes	(16,973)	1,693	(18,666)	(1,102.5)%
Income tax (benefit) provision	(9,018)	1,102	(10,120)	(918.3)%
Net (loss) income	$(7,955)	$591	$(8,546)	(1,446.0)%
Net (loss) income margin	(4.3)%	0.3%		(460) bps
Net (loss) income per share—basic	$(0.09)	$0.01	$(0.10)	(1,000.0)%
Net (loss) income per share—diluted	$(0.09)	$0.01	$(0.10)	(1,000.0)%
Revenues
Revenues increased by 3.8%, or $6.7 million, from $179.3 million for the three months ended March 31, 2023 to $186.0 million for the three months ended March 31, 2024. The 3.8% increase in revenue was driven by 8.7% inorganic growth from the acquisitions of Vault Workforce Screening (“Vault”) and A-Check Global (“A-Check”), partially offset by a 4.9% decrease in organic constant currency revenue. The organic revenue decrease reflected a decline in existing client business of approximately 11% including base business, cross-sell and up-sell, and net of attrition offset by new client growth of approximately 6%. Year-over-year decline in base business was driven by lower hiring volumes by our clients due to macroeconomic uncertainty. Our investments in technology and products, coupled with our best-in-class turnaround times and customer-first focus, enabled our gross retention rate to remain strong at approximately 96% for the last twelve months ended March 31, 2024. Pricing was relatively stable across the periods and not meaningful to the change in revenues.
Total revenue in our U.S. business increased 6.7% year-over-year. This increase is primarily driven by our acquisitions of Vault and A-Check as well as growth in our Healthcare, Retail, and Gig, Consumer, and Volunteers Verticals, partially offset by decreases in our Industrials, Contingent, and Financial and Business Services Verticals. Our international business experienced total revenue decline of 11.4% driven by a decline in base business.

Cost of Revenues
Cost of revenues increased by 9.8%, or $9.3 million, from $94.8 million for the three months ended March 31, 2023 to $104.0 million for the three months ended March 31, 2024. The increase in cost of revenues was primarily driven by the acquisitions of Vault and A-Check, partially offset by lower costs driven by our cost optimization efforts resulting from Project Nucleus.
Cost of revenues as a percentage of revenues increased by 300 basis points from 52.9% for the three months ended March 31, 2023 to 55.9% for the three months ended March 31, 2024 driven by increased volume from Vault and A-Check at lower margins and higher third-party vendor costs as a percentage of revenue, partially offset by lower costs driven by our cost optimization efforts. The increase in third party vendor costs was due to the combination of organic revenue growth in certain lower-margin products and revenue declines within our higher-margin base business.
Corporate Technology and Production Systems
Corporate technology and production systems increased by 10.6%, or $1.3 million, from $12.0 million for the three months ended March 31, 2023 to $13.2 million for the three months ended March 31, 2024. These expenses include costs related to maintaining our corporate information technology infrastructure and non-capitalizable costs to develop and maintain our production systems. Costs related to maintaining our corporate information technology infrastructure decreased by $0.4 million from $5.3 million for the three months ended March 31, 2023 to $4.8 million for the three months ended March 31, 2024 primarily due to lower payroll and related expenses, lower telecommunications, software licenses, software maintenance support, and other expenses as a result of restructuring efforts. Costs to develop platform and product initiatives increased by $1.1 million from $4.4 million for the three months ended March 31, 2023 to $5.6 million for the three months ended March 31, 2024, driven by higher payroll and related expenses and software licenses resulting from the acquisition of Vault. Costs related to maintaining our production systems increased by $0.6 million from $2.3 million for the three months ended March 31, 2023 to $2.8 million for the three months ended March 31, 2024, primarily due to software licenses, maintenance costs and cloud hosting costs resulting from the acquisition of Vault.
These expenses also include non-capitalizable costs related to Project Ignite. We incurred $3.1 million related to phase three during the three months ended March 31, 2023. The third and final phase of Project Ignite was completed in the first quarter of 2023. For more information about Project Ignite, please see “—Components of our Results of Operations—Operating Expenses—Corporate Technology and Production Systems.”
Selling, General and Administrative
Selling, general and administrative expenses increased by 26.2%, or $12.4 million, from $47.5 million for the three months ended March 31, 2023 to $59.9 million for the three months ended March 31, 2024. The year-over-year increase is primarily driven by a $8.0 million increase in professional fees and transaction costs related to the merger with First Advantage, a $4.0 million increase as a result of the out-of-period adjustment to the estimated fair value of contingent consideration related to the acquisition of Employment Background Investigations, Inc. (“EBI”), and a $1.1 million increase in stock-based compensation. These year-over year increases were partially offset by a decrease in office rent and other facilities related costs in connection with our real estate consolidation efforts.
Depreciation and Amortization
Depreciation and amortization expense increased by 4.3%, or $0.6 million, from $15.1 million for the three months ended March 31, 2023 to $15.8 million for the three months ended March 31, 2024 due primarily to the Vault acquisition on January 2, 2024 and the amortization on the related intangible assets.
Impairment of Long-Lived Assets
Impairment of long-lived assets totaled $0.2 million for the three months ended March 31, 2024. The impairments of long-lived assets primarily resulted from the write down of abandoned property and equipment no longer in use.
Interest Expense, Net
Interest expense consists of interest, the amortization of loan discount and deferred financing fees on our outstanding debt, and includes proceeds received or settlements paid on our designated interest rate swaps.
Interest expense increased by 19.8%, or $1.7 million, from $8.6 million for the three months ended March 31, 2023 to $10.3 million for the three months ended March 31, 2024 primarily due to an increase in interest expense as a result of drawing an additional $65.0 million of proceeds from the Revolving Credit Facility to fund the acquisition of Vault. The realized gain or loss on interest rate swaps designated as hedging instruments that we entered into in February 2023 is included in interest expense. This realized gain was $0.8 million and less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively, and was recorded as a reduction to interest expense. Amortization of the loan discount and deferred financing fees resulted in expense of $0.5 million for the three months ended March 31, 2024 and 2023, respectively.
Income Tax Benefit or Provision
Income tax benefit or provision decreased $10.1 million from $1.1 million income tax provision for the three months ended March 31, 2023 to $9.0 million income tax benefit for the three months ended March 31, 2024, resulting in an effective tax rate of 65.1% and 53.1%, respectively. The increase in the income tax benefit is primarily due to decreased income before taxes, and other permanent items, including the impact of stock-based compensation. For the three months ended March 31, 2024 and 2023, the effective rate differs from the statutory rate mainly due to a jurisdictional mix of earnings and permanent items including the impact of stock-based compensation.
Net (Loss) Income and Net (Loss) Income Margin
Net (loss) income decreased $8.5 million from $0.6 million net income for the three months ended March 31, 2023 to $8.0 million net loss for the three months ended March 31, 2024. Net income margin decreased from 0.3% for the three months ended March 31, 2023 to (4.3)% for the three months ended March 31, 2024.
The decrease in both net income and net income margin resulted primarily from higher Selling, General, and Administrative costs due to higher professional fees and transaction costs related to the Merger, the contingent consideration out-of-period adjustment, higher cost of revenues resulting from lower margin volume from A-Check and Vault and higher third-party vendor costs as a percentage of revenue, and higher interest expense.
Net (Loss) Income per Share
Net income per share—basic decreased $0.10 per share from $0.01 per share for the three months ended March 31, 2023 to $(0.09) per share for the three months ended March 31, 2024 and net income per share—diluted decreased $0.10 per share from $0.01 per share for the three months ended March 31, 2023 to $(0.09) per share for the three months ended March 31, 2024 due to the decrease in net income.
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
Organic constant currency revenue growth (decline) is calculated by adjusting for inorganic revenue growth (decline), which is defined as the impact to revenue growth (decline) in the current period from M&A activity that has occurred over the past twelve months, and converting the current period revenue at foreign currency exchange rates consistent with the prior period. For the three months ended March 31, 2024, we have provided the impact of revenue from the acquisitions of Vault (acquired during the first quarter of 2024) as well as A-Check (acquired during the first quarter of 2023) and for the three months ended March 31, 2023, we have provided the impact of revenue from the acquisition of Socrates Limited and its affiliates (“Socrates”) (acquired in January 2023) as well as A-Check. We present organic constant currency revenue growth (decline) because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance; however, it has limitations as an analytical tool, and you should not consider such a measure either in isolation or as a substitute for analyzing our results as reported under GAAP. In particular, organic constant currency revenue growth (decline) does not reflect M&A activity or the impact of foreign currency exchange rate fluctuations.
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
Organic Constant Currency Revenue Decline
The following table reconciles revenue growth (decline), the most directly comparable GAAP measure, to organic constant currency revenue decline for the periods presented. For the three months ended March 31, 2024, we have provided the impact of revenue from the acquisitions of Vault and A-Check. For the three months ended March 31, 2023, we have provided the impact of revenue from the acquisition of Socrates and A-Check.

	Three Months Ended March 31,
	2024	2023
Reported revenue growth (decline)	3.8%	(6.6)%
Inorganic revenue growth(1)	8.7%	1.5%
Impact from foreign currency exchange(2)	—%	(1.0)%
Organic constant currency decline	(4.9)%	(7.1)%
_________________________
(1)Impact to revenue decline in the current period from M&A activity that has occurred over the past twelve months.
(2)Impact to revenue decline in the current period from fluctuations in foreign currency exchange rates.

Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA decreased by 15.5%, or $7.0 million, from $45.6 million for the three months ended March 31, 2023 to $38.5 million for the three months ended March 31, 2024. Adjusted EBITDA Margin decreased by 470 basis points year-over-year from 25.4% for the three months ended March 31, 2023 to 20.7% for the three months ended March 31, 2024. The decrease in Adjusted EBITDA and Adjusted EBITDA Margin was predominantly driven by higher third-party vendor costs driven by the combination of organic revenue growth in certain lower-margin product categories and revenue declines within our higher-margin base business, partially offset by lower costs driven by our cost optimization efforts. The decrease to Adjusted EBITDA margin was driven by these same factors decreasing Adjusted EBITDA, as well as increased volume from M&A activity at lower margins.
The following table reconciles net (loss) income, the most directly comparable GAAP measure, to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Net (loss) income	$(7,955)	$591
Income tax (benefit) provision	(9,018)	1,102
Interest expense, net	10,312	8,608
Depreciation and amortization	15,770	15,122
Stock-based compensation	9,342	8,043
Transaction expenses(1)	16,988	5,126
Restructuring(2)	3,201	3,273
Technology transformation(3)	375	3,233
Other(4)	(505)	457
Adjusted EBITDA	$38,510	$45,555
Adjusted EBITDA Margin	20.7%	25.4%
_________________________
(1)Consists of transaction expenses related to M&A, associated earn-outs, one-time public company transition expenses and ancillary non-recurring public company expenses and fees associated with financing transactions. For the three months ended March 31, 2024, costs consisted of $10.3 million of transaction costs and professional fees to support the merger with First Advantage, $4.0 million due to an out-of-period adjustment to the earn-out liability for the EBI acquisition, and the remaining $2.7 million related to M&A activity for the acquisitions of Vault, A-Check, and Socrates. For the three months ended March 31, 2023, costs consisted primarily of $2.7 million of M&A related costs for the acquisitions of Socrates and A-Check, $1.1 million of M&A costs for the EBI acquisition primarily due to the acceleration of contract costs related to completion of the EBI platform migration and $1.3 million of registration statement costs, one-time public company transition expenses and expenses related to executing our interest rate swap.
(2)Consists of restructuring-related costs, including executive recruiting and severance charges, and lease termination costs and disposal of fixed assets related to our real estate consolidation efforts. Beginning in 2020, we began executing a virtual-first strategy, closing offices and reducing office space globally. In 2022, we began executing on a restructuring program to realign senior leadership and functions with the goal of elevating our go-to-market strategy and accelerating our technology and product innovation. At the end of 2022, we also launched Project Nucleus which we expect to drive meaningful cost savings and efficiency gains in our cost of revenues. For the three months ended March 31, 2024, costs include $3.0 million of restructuring-related charges and $0.2 million of fixed asset disposals in connection with office closures. For the three months ended March 31, 2023, costs consisted of $2.9 million of restructuring-related charges and $0.3 million of real estate consolidation costs.
(3)Includes costs related to technology modernization, as well as costs related to decommissioning of on-premise production systems and redundant fulfillment systems of acquired companies and the migration to our platform. We believe that these costs are discrete and non-recurring in nature, as they relate to a one-time restructuring and decommissioning of our on-premise production systems and corporate technological infrastructure and the move to a managed service provider, decommissioning redundant fulfillment systems and modernizing internal functional systems. As such, they are not normal, recurring operating expenses and are not reflective of ongoing trends in the cost of doing business. The significant majority of these are related to the last two phases of Project Ignite, a three-phase strategic investment initiative launched in 2019 to create an enterprise-class global platform, with the remainder related to an investment made to modernize internal functional systems in preparation for our public company infrastructure. Phase two of Project Ignite was completed in 2022 and phase three of Project Ignite was completed in the first quarter of 2023. For the three months ended March 31, 2024, $0.4 million related to decommissioning of the redundant production and fulfillment systems of A-Check, the redundant fulfillment systems of Socrates, the redundant production systems of Vault and integrating the fulfillment systems of Vault with Sterling to enhance the delivery of drug and health services. For the three months ended March 31, 2023, investment related to Project Ignite was approximately $3.1 million. The remaining $0.1 million for the three months ended March 31, 2023 relates to costs for decommissioning of the on-premise production system and decommissioning of the redundant fulfillment system of EBI and migrating onto our platform.
(4)Consists of gains or losses on foreign currency transactions and impairment of capitalized software.

The following table presents the calculation of net (loss) income margin and Adjusted EBITDA Margin for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Net (loss) income	$(7,955)	$591
Adjusted EBITDA	$38,510	$45,555
Revenues	$185,999	$179,274
Net (loss) income Margin	(4.3)%	0.3%
Adjusted EBITDA Margin	20.7%	25.4%
Adjusted Net Income and Adjusted Earnings Per Share
Adjusted Net Income decreased by 25.2%, or $5.9 million, from $23.3 million for the three months ended March 31, 2023 to $17.4 million for the three months ended March 31, 2024. Adjusted Earnings Per Share—basic decreased by 24.0%, or $0.06 per share, from $0.25 per share for the three months ended March 31, 2023 to $0.19 per share for the three months ended March 31, 2024. Adjusted Earnings Per Share—diluted decreased from $0.24 per share for the three months ended March 31, 2023 to $0.19 per share for the three months ended March 31, 2024. The decrease in Adjusted Net Income, Adjusted Earnings Per Share—basic, and Adjusted Earnings Per Share—diluted was primarily driven by higher third-party vendor costs driven by the combination of organic revenue growth in certain lower-margin product categories and revenue declines within our higher-margin base business, partially offset by lower costs driven by our cost optimization efforts, partially offset by lower costs driven by our cost optimization efforts.
The following table reconciles net (loss) income, the most directly comparable GAAP measure, to Adjusted Net Income and Adjusted Earnings Per Share for the periods presented:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Net (loss) income	$(7,955)	$591
Income tax (benefit) provision	(9,018)	1,102
Income (Loss) before income taxes	(16,973)	1,693
Amortization of acquired intangible assets	10,631	10,061
Stock-based compensation	9,342	8,043
Transaction expenses(1)	16,988	5,126
Restructuring(2)	3,201	3,273
Technology transformation(3)	375	3,233
Other(4)	(505)	457
Adjusted Net Income before income tax effect	23,059	31,886
Income tax effect(5)	5,648	8,600
Adjusted Net Income	$17,411	$23,286
Net (loss) income per share—basic	$(0.09)	$0.01
Net (loss) income per share—diluted	$(0.09)	$0.01
Adjusted Earnings Per Share—basic	$0.19	$0.25
Adjusted Earnings Per Share—diluted	$0.19	$0.24
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
(3)Includes costs related to technology modernization, as well as costs related to decommissioning of on-premise production systems and redundant fulfillment systems of acquired companies and the migration to our platform. We believe that these costs are discrete and non-

recurring in nature, as they relate to a one-time restructuring and decommissioning of our on-premise production systems and corporate technological infrastructure and the move to a managed service provider, decommissioning redundant fulfillment systems and modernizing internal functional systems. As such, they are not normal, recurring operating expenses and are not reflective of ongoing trends in the cost of doing business. The significant majority of these are related to the last two phases of Project Ignite, a three-phase strategic investment initiative launched in 2019 to create an enterprise-class global platform, with the remainder related to an investment made to modernize internal functional systems in preparation for our public company infrastructure. Phase two of Project Ignite was completed in 2022 and phase three of Project Ignite was completed in the first quarter of 2023.
(4)Consists of gains or losses on foreign currency transactions and impairment of capitalized software.
(5)Normalized effective tax rates of 24.5% and 27.0% have been used to compute Adjusted Net Income for the three months ended March 31, 2024 and 2023, respectively. As of December 31, 2023, we had net operating loss carryforwards of approximately $15.7 million for federal income tax purposes and deferred tax assets of approximately $5.6 million related to state and foreign income tax loss carryforwards available to reduce future income subject to income taxes. The amount of actual cash taxes we pay for federal, state, and foreign income taxes differs significantly from the effective income tax rate computed in accordance with US GAAP, and from the normalized rate shown above.
The following table reconciles net (loss) income per share, the most directly comparable GAAP measure, to Adjusted Earnings Per Share for the periods presented:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2024	2023
Net (loss) income	$(7,955)	$591
Weighted average number of shares outstanding—basic	90,274,094	92,877,506
Weighted average number of shares outstanding—diluted	90,274,094	95,350,342
Net (loss) income per share—basic	$(0.09)	$0.01
Net (loss) income per share—diluted	$(0.09)	$0.01

Adjusted Net Income	$17,411	$23,286
Weighted average number of shares outstanding—basic	90,274,094	92,877,506
Weighted average number of shares outstanding—diluted	93,399,394	95,350,342
Adjusted Earnings Per Share—basic	$0.19	$0.25
Adjusted Earnings Per Share—diluted	$0.19	$0.24
The following table presents the calculation of Adjusted Diluted Earnings Per Share for the periods presented:

	Three Months Ended March 31,
	2024	2023
Net (loss) income per share—diluted	$(0.09)	$0.01
Adjusted Net Income adjustments per share
Income tax (benefit) provision	(0.10)	0.01
Amortization of acquired intangible assets	0.12	0.11
Stock-based compensation	0.10	0.08
Transaction expenses(1)	0.18	0.05
Restructuring(2)	0.04	0.03
Technology transformation(3)	0.00	0.03
Other(4)	0.00	0.00
Income tax effect(5)	(0.06)	(0.09)
Adjusted Earnings Per Share—diluted	$0.19	$0.24
Weighted average number of shares outstanding used in computation of Adjusted Diluted Earnings Per Share:
Weighted average number of shares outstanding—diluted (GAAP)	90,274,094	95,350,342
Options not included in weighted average number of shares outstanding—diluted (GAAP) (using treasury stock method)	3,125,300	—
Weighted average number of shares outstanding—diluted (non-GAAP) (using treasury stock method)	93,399,394	95,350,342

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
(4)Consists of gains or losses on foreign currency transactions and impairment of capitalized software.
(5)Normalized effective tax rates of 24.5% and 27.0% have been used to compute Adjusted Net Income for the three months ended March 31, 2024 and 2023, respectively. As of December 31, 2023, we had net operating loss carryforwards of approximately $15.7 million for federal income tax purposes and deferred tax assets of approximately $5.6 million related to state and foreign income tax loss carryforwards available to reduce future income subject to income taxes. The amount of actual cash taxes we pay for federal, state, and foreign income taxes differs significantly from the effective income tax rate computed in accordance with US GAAP, and from the normalized rate shown above.
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
Our capital expenditures can vary depending on the timing of the development of new products and services and technological enhancement-related investments. Capital expenditures, excluding acquisitions, for the three months ended March 31, 2024 and 2023 were approximately $5.6 million and $4.3 million, respectively, primarily related to capitalizable software development.
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
As of December 31, 2023, we had cash and cash equivalents of approximately $54.2 million. As of March 31, 2024, we had cash and cash equivalents of approximately $67.0 million. We used $70.5 million (net of cash acquired) primarily to purchase Vault and $6.8 million to repurchase shares of our common stock in the first three months of 2024. All cash and cash equivalents are held with independent financial institutions with a minimum credit rating of “A” as defined by the three main credit rating agencies. As of March 31, 2024, all cash and cash equivalents were held in accounts with banks such that the funds are immediately available or in fixed term deposits with a maximum maturity of three months. The bank failures of Silicon Valley Bank, Signature Bank and First

Republic Bank in 2023 created significant market disruption and uncertainty within the U.S. banking sector, in particular with respect to regional banks. We hold minimal cash balances with regional banks in the U.S. We have a robust and disciplined cash management process to protect our cash, maintain financial stability and diversify as we deem appropriate.
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
Amounts outstanding under the 2022 Credit Agreement bear interest under either of the following two rates, elected in advance by the Borrower: (1) a base rate (equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 1⁄2 of 1% and (c) the one-month adjusted term SOFR rate plus 1%); or (2) an adjusted term SOFR rate (equal to the sum of (a) term SOFR plus (b) 0.10%), in each case, plus a tiered floating interest rate margin based on the net leverage ratio of the Borrower and its subsidiaries. Interest on adjusted term SOFR borrowings is payable on the last business day of the one, three or six-month interest period selected by the Borrower (except in the case of a six-month election, in which case it is payable on the last business day of the third and sixth month). Interest on base rate borrowings is payable on the last business day of each quarter. The applicable interest rate at March 31, 2024 was 7.68%.
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
As of March 31, 2024, amounts outstanding under the 2022 Credit Agreement totaled $559.2 million and we had $129.5 million of capacity remaining under the Revolving Credit Facility and outstanding letters of credit in the amount of $0.7 million.
Off-Balance Sheet Arrangements
As of March 31, 2024, we did not have any off-balance sheet arrangements.
Cash Flows
The following table presents a summary and comparison of our condensed consolidated cash flows from operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by operations	$3,674	$11,282
Net cash used in investing activities	(76,099)	(53,055)
Net cash provided by (used in) financing activities	85,667	(10,378)
Effect of exchange rate changes on cash	(487)	20
Net change in cash and cash equivalents	12,755	(52,131)
Cash and cash equivalents at beginning of period	54,224	103,095
Cash and cash equivalents at end of period	$66,979	$50,964
Operating Activities
Net cash provided by operations of $3.7 million for the three months ended March 31, 2024 reflects the adjustment to net loss for non-cash charges totaling $15.3 million, primarily driven by $15.8 million of depreciation and amortization and $9.3 million of stock-based compensation offset by deferred income taxes of $14.3 million. Changes in operating assets and liabilities for the three months ended March 31, 2024 reduced cash flow from operating activities by $3.6 million.
Net cash provided by operations of $11.3 million for the three months ended March 31, 2023 reflects the adjustment to net income for non-cash charges totaling $24.4 million, primarily driven by $15.1 million of depreciation and amortization, $8.0 million of stock-based compensation. Changes in operating assets and liabilities for the three months ended March 31, 2023 reduced cash flow from operating activities by $13.7 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 and 2023 was $76.1 million and $53.1 million, respectively. Net cash used in investing activities for the three months ended March 31, 2024 primarily consisted of $70.5 million of cash used for acquisitions, net of cash acquired, in addition to a $4.9 million investment in capitalized software. Net cash used in investing activities for the three months ended March 31, 2023 primarily consisted of $48.8 million of cash used for acquisitions, net of cash acquired, in addition to a $4.1 million investment in capitalized software.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2024 was $85.7 million consisting primarily of a draw of an additional $65.0 million of proceeds from the Revolving Credit Facility to fund the acquisition of Vault, and $53.6 million from the issuance of common stock offset by $23.1 million of cash paid on tax withholding for the exercise of employee stock options and vesting of restricted shares, $6.8 million of share repurchases and $3.8 million of payments of long-term debt. Net cash used in financing activities for the three months ended March 31, 2023 was $10.4 million consisting primarily of $7.7 million of share repurchases and $1.9 million of payments of long-term debt.

Free Cash Flow
For the three months ended March 31, 2024, we generated $1.9 million of Free Cash Flow compared to $7.0 million for the three months ended March 31, 2023. The decrease in Free Cash Flow compared to the prior year period was driven by lower operating income and higher cash paid for taxes.
The following table reconciles net cash flow provided by operating activities, the most directly comparable GAAP measure, to Free Cash Flow for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by operations	$3,674	$11,282
Purchases of intangible assets and capitalized software	(4,947)	(4,120)
Purchases of property and equipment	(673)	(140)
Free Cash Flow	$(1,946)	$7,022
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates, assumptions and judgments that can affect the reported amount of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2023 Annual Report for a description of our critical accounting estimates and Note 2, “Summary of Significant Accounting Policies” to our 2023 consolidated financial statements in our 2023 Annual Report for our significant accounting policies. There were no significant changes to our critical accounting estimates for the three months ended March 31, 2024.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
We earn revenues, pay expenses, hold assets and incur liabilities in currencies other than the U.S. dollar. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations from period to period. In particular, fluctuations in exchange rates for non-U.S. dollar currencies may reduce the U.S. dollar value of revenues, earnings and cash flows we receive from non-U.S. markets, increase our operating expenses (as measured in U.S. dollars) in those markets, negatively impact our competitiveness in those markets or otherwise adversely impact our results of operations or financial condition. Key currencies affecting our results of operations at this time are the Canadian dollar (CAD), British pound (GBP), Australian dollar (AUD), Indian rupee (INR) and Philippine peso (PHP). As we expand into other markets, other currencies may become relevant. Future fluctuations of foreign currency exchange rates and their impact on our results of operations and financial condition are inherently uncertain. As we continue to pursue growth of our global operations, these fluctuations may be material. We may from time to time enter into foreign currency options and forward contracts to mitigate the foreign exchange risk on expected future cash outlays to fund our fulfillment centers.
Credit Risk
As of March 31, 2024 and December 31, 2023, we had accounts receivable, net of allowance for expected credit losses, of $157.4 million and $142.2 million, respectively. For the three months ended March 31, 2024 and 2023, no single client accounted for more than 3% of our revenue. No single client had an accounts receivable balance greater than 4% of total accounts receivable as of March 31, 2024 and December 31, 2023.
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings under our 2022 Credit Agreement. Amounts outstanding under the 2022 Credit Agreement bear interest under either of the following two rates, elected in advance by us: (1) a base rate (equal to the greatest of (a) the prime rate, (b) the federal funds rate plus 1⁄2 of 1% and (c) the one-month adjusted term SOFR rate plus 1%); or (2) an adjusted term SOFR rate (equal to the sum of (a) term SOFR plus (b) 0.10%), in each case, plus a tiered floating interest rate margin based on the net leverage ratio. Our borrowings as of March 31, 2024 and December 31, 2023 accrued interest at 7.68% and 7.71%, respectively, based on an adjusted term SOFR rate (equal to the sum of (a) term SOFR plus (b) 0.10%) plus a tiered floating interest rate margin based on our net leverage ratio.

We hedge against changes in the interest rates through interest rate swaps. On February 28, 2023, we entered into an amortizing $300.0 million notional value interest rate swap. The notional value steps down from $300.0 million to $150.0 million on February 27, 2026. The swap provides for us to pay, as applied to the notional value, a fixed rate of interest of 4.26% monthly and receive, on a monthly basis, an amount equal to the greater of the one-month term SOFR and a floor of (0.10%), as applied to the notional value (the “Floating Leg”). The interest rate swap matures on November 29, 2027. The interest expense related to the 2022 Credit Agreement will be offset by proceeds received or increased from settlements paid for the Floating Leg of the interest rate swap. As of March 31, 2024, we are currently party to four interest rate swaps which hedge the future cash flows on approximately 54% of the outstanding principal balance of the aggregate amounts due under our 2022 Credit Agreement.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management of the company, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Based upon the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes with respect to the risk factors as previously disclosed in our 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1) (a)	Average Price Paid per Share(1) (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2) (c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2) (d) (in thousands)
01/01/2024 to 1/31/2024	454,645	$13.65	449,713	$12,204
02/01/2024 to 02/29/2024	44,444	13.91	44,444	11,586
03/01/2024 to 03/31/2024	237,823	16.08	—	11,586
Total	736,912		494,157
_________________________
(1)During the three months ended March 31, 2024, we received 242,755 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock awards. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under our share repurchase program.
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
Item 5. Other Information.
Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits.
(a) Exhibits.

Exhibit No.	Exhibit Description

2.1
Agreement and Plan of Merger, dated as of February 28, 2024, by and among First Advantage Corporation, Sterling Check Corp., and Slider Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 1, 2024).

2.2*	Waiver, dated as of March 25. 2024, by and among First Advantage Corporation, Sterling Check Corp, and Starter Merger Sub, Inc.
10.1
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
Joshua Peirez
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024

By:	/s/ THERESA STRONG
Theresa Strong
Interim Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer)

Date: May 9, 2024